Form 10-Q
period 2011-09-30
CAMBRIDGE PROJECTS INC.
filed 2011-11-18
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54485

Cambridge Projects, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10300 West Charleston 10-56

Las Vegas, Nevada 89135

 (Address of principal executive offices)

(702)-666-4298

(Registrant’s telephone number, including area code)

No change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐                                                                            Accelerated filer                     ☐

Non-accelerated filer       ☐                                                                            Smaller reporting company  ☒.

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,600,000 shares of common stock, par value $.0001 per share, outstanding as of November 15, 2011.

CAMBRIDGE PROJECTS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

CAMBRIDGE PROJECTS, INC.

BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)

ASSETS

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	4,000	-
TOTAL LIABILITIES	4,000	-

SHAREHOLDER’S DEFICIENCY

Common stock, $0.0001 par value, 200,000,000 shares
authorized, 21,600,000 issued and outstanding	2,160	2,160
Deficit accumulated	(6,160)	(2,160)
Total stockholder's deficiency	(4,000)	-

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE PROJECTS, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011

Revenues	$ -

General and Administrative Expenses:
Professional fees	4,000
Total expenses	4,000
Net loss	$ (4,000)

Basic net loss per common share	-

Weighted average number of common shares outstanding	21,600,000

Comparative statements are not included as the Company was incorporated March 11, 2011.

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE PROJECTS, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTH PERIOD  ENDED SEPTEMBER 30, 2011

( unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (4,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts payable and accrued expenses	4,000

Net cash provided by operating activities	-

INVESTING ACTIVITIES	-

FINANCING ACTIVITIES	-

Net decrease (increase) in cash	-

Cash, at beginning of period	-

Cash, at end of period	$ -

Comparative statements are not included as the Company was incorporated March 11, 2011.

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE PROJECTS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc.as of September 30, 2011 and for the three month period ended September 30, 2011 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the period from March 11, 2011(date of inception) to June 30, 2011.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses since inception, has a working capital deficiency and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans to overcome these difficulties to overcome these difficulties include, but are not limited to, the continuing effort to raise capital, primarily through shareholder loans and equity financing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Cambridge Projects, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Nevada on March 11, 2011 (Inception) and maintains its principal executive office at 10300 West Charleston 10-56, Las Vegas Nevada.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is currently a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)        filing Exchange Act reports, and

(ii)       investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our stockholders, management or other investors.  As of the date of the period covered by this report, the Company has $NIL in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10 went effective, our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of September 30, 2011, the Company had no assets.   The Company’s current liabilities as of September 30, 2011 totalled $4,000, comprised of accounts payable and accrued expenses.

The Company will require approximately $ 16,000 to fund its working capital needs as follows:

Filing fees	5,000
Audit and accounting	10,000
Miscellaneous	1,000

Total	$ 16,000

We estimate that our audit, accounting and filing costs to be $ 15,000 for the next 12 months however this amount may vary.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

We expect to obtain financing through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

The Company has only nominal assets and has generated no revenues since inception. The Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from March 11, 2011 (date of inception), through September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2011, the Company had a net loss of $4,000, comprised of audit fees incurred in relation to the preparation of the Company’s June 30, 2011 audited financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 23, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE PROJECTS, INC.

Dated: November 15, 2011	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer