Form 10-Q/A
period 2011-09-30
CAMBRIDGE PROJECTS INC.
filed 2011-11-21
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

Amendment No. 1 to

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to                    .

Cambridge Projects, Inc.

 (Exact name of registrant as specified in Charter)

Nevada	000-54485	45-0713638
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

10300 West Charleston 10-56

Las Vegas, Nevada 89135

 (Address of Principal Executive Offices)

 _______________

 (702)-666-4298

 (Registrant’s telephone number, including area code)

 No change

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer     ☐                                                                            Accelerated filer                     ☐

Non-accelerated filer       ☐                                                                            Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,600,000 shares of common stock, par value $.0001 per share, outstanding as of November 15, 2011.

EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q of Cambridge Projects, Inc. (the “Company”) for the quarter ended September 30, 2011, as (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 17, 2011. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBRIDGE PROJECTS, INC.

Dated: November 18, 2011	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer