Form 10-Q
period 2011-12-31
CAMBRIDGE PROJECTS INC.
filed 2012-02-07
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of January 31, 2012.

CAMBRIDGE PROJECTS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2011

CAMBRIDGE PROJECTS, INC.

BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	11,610	-

TOTAL ASSETS	$ 11,610	$ -

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	4,000	-
Due to stockholder	300	-

TOTAL LIABILITIES	4,300	-

STOCKHOLDER’S EQUITY

Common stock, $0.0001 par value, 200,000,000 shares authorized, 33,001,000 and 21,600,000 issued and outstanding, respectively	3,300	2,160
Capital in excess of par value	10,261	-
Deficit accumulated	(6,251)	(2,160)
Total stockholder’s equity	7,310	-

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 11,610	$ -

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE PROJECTS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011

(Unaudited)

	Three Month Period Ended December 31, 2011	Six Month Period Ended, December 31, 2011

Revenues	$ -	$ -

General and Administrative Expenses:
Professional fees	-	4,000
Bank service charges	91	91
Total expenses	91	4,091
Net loss	$ (91)	$ (4,091)

Net loss per common share - basic and diluted	$ -	$ -

Weighted average number of common shares outstanding	21,971,772	21,785,886

Comparative statements are not included as the Company was incorporated March 11, 2011.

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE PROJECTS, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2011

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (4,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts payable and accrued expenses	4,000

Net cash consumed by operating activities	(91)

INVESTING ACTIVITIES	-

FINANCING ACTIVITIES

Proceeds from stockholder loan	300
Proceeds from sales of common stock	11,401

Net cash provided by financing activities	11,701

Net increase in cash	11,610

Cash, at beginning of period	-

Cash, at end of period	$ 11,610

Comparative statements are not included as the Company was incorporated March 11, 2011.

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE PROJECTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc.as of December 31, 2011 and for the three and six month periods ended December 31, 2011 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three month period ended December 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the period from March 11, 2011(date of inception) to June 30, 2011.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses since inception, has a working capital deficiency and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans to overcome these difficulties include, but are not limited to, the continuing effort to raise capital, primarily through shareholder loans and equity financing.

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

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our stockholders, management or other investors.  As of the date of the period covered by this report, the Company has $11,610 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets comprised only of cash in the amount of $ 11,610.   The Company’s current liabilities as of December 31, 2011 totalled $4,300, comprised of accounts payable for audit fees and stockholder loan.

Effective December 5, 2011, the Company entered into share subscription agreements with 32 shareholders for the sale of 11,401,000 common shares at $ 0.001 per share for total proceeds of $ 11,401.

The Company received proceeds of $ 11,401 on December 28, 2011. Each of the 32 shareholders holds less than 5% of the outstanding shares.

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

We expect to obtain financing through stockholder loans and private placements.   Stockholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Stockholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

The Company has only nominal assets and has generated no revenues since inception. The Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from March 11, 2011 (date of inception), through December 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Effective December 5, 2011, the Company entered into share subscription agreements with 32 shareholders for the sale of 11,401,000 common shares at $ 0.001 per share for total proceeds of $ 11,401.  The proceeds were received December 28, 2011.  Each of the 32 shareholders holds less than 5% of the outstanding shares.

The offer and sale of the shares were exempt from registration pursuant to Regulation S under the Securities Act as such sales were made in offshore transactions to non-U.S. persons.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

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

CAMBRIDGE PROJECTS, INC.

Dated: January 31, 2012	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer