Form 10-Q
period 2012-03-31
CAMBRIDGE PROJECTS INC.
filed 2012-05-17
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54485

Cambridge Projects Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐                                                                            Accelerated filer                     ☐

Non-accelerated filer       ☐                                                                            Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of May 16, 2012.

CAMBRIDGE PROJECTS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011 (audited)	5

	Statements of Operations (unaudited) for the Three and Nine Month Periods Ended March 31, 2012 and for the Period from March 11, 2011 (Inception) to March 31, 2011	6

	Statements of Cash Flows (unaudited) for the Nine Month Period Ended March 31, 2012 and for the Period from March 11, 2011 (Inception) to March 31, 2011	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS INC.

FINANCIAL STATEMENTS

MARCH 31, 2012

CAMBRIDGE PROJECTS INC.

BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS	$ -	$ -
Cash	11,610	-
License fee receivable	5,000	-
Total current assets	16,610	-

OTHER ASSET
Intangible asset – License	40,000	-
Accumulated amortization	(333)	-
Total other assets	39,667	-

TOTAL ASSETS	$ 56,277	$ -

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable – license	$ 40,000	$ -
Accrued liabilities	4,000	-
Royalty fees payable	150	-
Total current liabilities	44,150	-

NON CURRENT LIABILITIES
Due to stockholder	300	-

Total Liabilities	44,450	-

STOCKHOLDER’S EQUITY

Common stock, $0.0001 par value, 200,000,000 shares authorized, 33,001,000 shares issued, 21,001,000 shares outstanding	3,300	2,160
Capital in excess of par value	10,261	-
Accumulated deficit	(1,734)	(2,160)
Total stockholder’s equity	11,827	-

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 56,277	$ -

The accompanying notes are an integral part of these financial statements.

-F1-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended March 31, 2012	Nine Month Period Ended, March 31, 2012	For the Period From March 11, 2011 (inception) toMarch 31, 2011

Revenues	$ 5,000	$ 5,000	$ -

General and Administrative Expenses:

Professional fees	-	4,000
Organization expense	-	-	2,160
Royalties	150	150	-
Bank service charges	-	91	-
Amortization	333	333

Total expenses	483	4,574	2,160

Net income (loss)	$ 4,517	$ 426	$ (2,160)

Net income (loss) per common share -
basic and diluted	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	26,450,607	8,640,000

The accompanying notes are an integral part of these financial statements.

 -F2-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Period Ended March 31, 2012	For the Period From March 11, 2011 (inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income(loss)	$ 426	$ (2,160)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Charges not requiring outlay of cash:
Shares issued for organization expenses	-	2,160
Amortization	333	-

Changes in assets and liabilities:
Increase in license fee receivable	(5,000)
Increase in accrued expenses	4,000	-
Increase in royalty fee payable	150	-

Net cash consumed by operating activities	(91)	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from stockholder loan	300	-
Proceeds from sales of common stock	11,401	-

Net cash provided by financing activities	11,701	-

Net increase in cash	11,610	-

Cash, at beginning of period	-	-

Cash, at end of period	$ 11,610	$ -

The accompanying notes are an integral part of these financial statements.

-F3-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc.as of March 31, 2012 and for the three and nine month periods ended March 31, 2012 and for the period from March 22, 2011 (inception) to March 31, 2011 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2012.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine month period ended March 31, 2012, the Company President advanced $ 300 to fund working capital needs.

NOTE 3 - LICENSE AGREEMENTS

The Company entered into a license agreement on February 12, 2012 to license, market and operate a waste disposal system in a territory of Johore, Malaysia.  This license is for a period of twenty-five years and at a cost of $40,000.  This was capitalized as an intangible asset and will be amortized over a ten year period.  The $40,000 cost of the intangible right was paid subsequent to the balance sheet date.  Under the terms of the licensing agreement the Company is committed to purchase and install a QI pyrolic disposal system at a cost of $400,000 by April 30, 2013 or the agreement will terminate.  The license agreement calls for royalty fees of 3% of the fees received from sub licensors and 3% of sales of by products generated from use of the system.

The Company has entered into a sub-license agreement with a licensee domiciled in Taiwan to operate the recycling system in the designated territory.

NOTE 4 - BUSINESS CONCENTRATIONS

The Company currently has concentrations in supplier, customer, product and geographic area.  As noted above the company has an agreement allowing it to license the disposal technology.  It has entered into a sub-license agreement granting those rights to a single licensee.  The Company is not, however, limited to this activity.

-F4-

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

Description of Business

The Company was incorporated in the State of Nevada on March 11, 2011 (Inception) and maintains its principal executive office at 10300 West Charleston 10-56, Las Vegas Nevada.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2011, and since its effectiveness the Company has focused its efforts to identify a possible business combination.

On February 8, 2012 we entered into a Licensing Agreement (the “Agreement”) with Quadra International Inc. (“Quadra”), a manufacturer of the QI System.  The QI System processes organic waste to marketable by-products and is proprietary technology.  We obtained exclusive licensing rights in the states of Johore and Selangor, Malaysia for a period of 25 years.  We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products.   The license fee is $ 40,000 and was guaranteed by a shareholder.  The $ 40,000 was paid on May 8, 2012.  We are required to purchase the QI System at a fixed price of $ 400,000 for the term of our license.  We are subject to a royalty of 3% on licensee fees received from appointed sub-licensees as well as 3% on gross sales from by-product generated from any operated QI System in Johore.  We also have been assured that an option will be available to us to obtain exclusive license rights in other states and federal territories in Malaysia with license fees varying with each state and territory.

The  QI System is designed to handle commonly generated waste streams, whether liquid, solid, mixed or unmixed (including whole tires, all types of plastics, e-waste, shredder residues, sewage sludge, animal wastes, biomass, ligneous and infectious biohazard medical waste) and represents an environmentally friendly and commercially viable alternative to traditional methods of processing waste. The solutions are commercially viable ecological recycling models based on zero-waste philosophy. We will initially be focused on using the application for processing waste tires for conversion to biochar and fuel oil.

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger will be subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 per month commencing March 1, 2012 ending, April 1, 2013.  As per our Agreement with Quadra, 3% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger is entitled to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 for a period of 25 years. We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

It is our intention to establish joint venture operations in Johore for the operation of a QI System for waste tire treatment.  Establishing such operations will largely be dependent on our and Zhunger’s ability to raise sufficient working capital.  We are currently negotiating the terms of the joint venture with Zhunger.  There can be no assurance that such operations will materialize.

During the next twelve months we anticipate that a significant portion of our costs will relate to filing Exchange Act reports and professional fees for audit and legal costs.

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $11,610 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Liquidity and Capital Resources

As of March 31, 2012, we had assets comprised of cash in the amount of $ 11,610, accounts receivable of $ 5,000 and our investment in the license in the amount of $ 39,667.  Our current liabilities as of March 31, 2012 totalled $44,250, comprised of $ 4,000 accounts payable for audit fees, $ 150 royalty payable to Quadra and an additional $ 40,000 due to Quadra for the license fee.  The $ 40,000 was guaranteed by a stockholder and was subsequently paid in cash on May 8, 2012.

Effective December 5, 2011, the Company entered into share subscription agreements with 32 shareholders for the sale of 11,401,000 common shares at $ 0.001 per share for total proceeds of $ 11,401.   The Company received proceeds of $ 11,401 on December 28, 2011. Each of the 32 shareholders holds less than 5% of the outstanding shares.

We anticipate $60,000 in license fees over the next year.

The Company will require approximately $ 22,800 to fund its working capital needs as follows:

Filing fees	10,000
Audit and accounting	10,000
Miscellaneous	1,000
License payments	1,800

Total	$ 22,800

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

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Results of Operations

For the nine month period ended March 31, 2012, our revenues were $ 5,000 relating to license fee income from Zhunger for the March 2012 sub license fee.  The license fee is due the 1st of each month commencing March 1, 2012.

For the nine month period endedMarch 31, 2012, our expenses totalled $4,574, comprised primarily of audit and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

For the period from March 11, 2011 (Inception) to March 31, 2011, we had a net loss of $2,160, comprised exclusively of service fees incurred in relation to the formation of our company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 23, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE PROJECTS INC.

Dated: May 16, 2012	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer