Form 10-Q
period 2012-09-30
CAMBRIDGE PROJECTS INC.
filed 2012-11-19
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of November 16, 2012.

CAMBRIDGE PROJECTS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CAMBRIDGE PROJECTS, INC.

BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 6,937	$ 951
License fee receivable	20,000	15,000
Total current assets	26,937	15,951

OTHER ASSET
Intangible asset – License	40,000	40,000
Accumulated amortization	(2,331)	(1,332)
Total other assets	37,669	38,668

TOTAL ASSETS	$ 64,606	$ 54,619

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued liabilities	11,200	9,700
Royalty fees payable	1,750	1,000
Due to shareholder	25,300	25,300
Total current liabilities	38,250	36,000

SHAREHOLDER’S EQUITY

Common stock, 200,000,000 shares authorized, of $.0001 par value;
33,001,000 issued and outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Retained earnings	12,795	5,058
Total shareholder’s equity	26,356	18,619

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$ 64, 606	$ 54,619

The accompanying notes are an integral part of these financial statements.

-F1-

CAMBRIDGE PROJECTS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month	Three month
	Period Ended	period Ended
	September 30, 2012	September 30, 2011

Revenues	$ 15,000	$ -

General and Administrative Expenses:

Professional fees	5,000	4,000
Amortization	999	-
Royalties	750	-
Office and miscellaneous	514	-

Total expenses	7,263	4,000

Net income (loss)	$ 7,737	$ (4,000)

Net income (loss) per common share -
basic and diluted	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	21,600,000

The accompanying notes are an integral part of these financial statements.

-F2-

CAMBRIDGE PROJECTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three month	Three month
	period Ended	period Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 7,737	$ (4,000)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Charges not requiring outlay of cash:
Amortization	999	-

Changes in assets and liabilities:
Increase in license fee receivable	(5,000)	-
Increase in accrued expenses	1,500	4,000
Increase in royalty fee payable	750	-

Net cash consumed by operating activities	5,986	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

Net increase in cash	5,986	-

Cash, at beginning of period	951	-

Cash, at end of period	$ 6,937	$ -

The accompanying notes are an integral part of these financial statements.

-F3-

CAMBRIDGE PROJECTS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc.as of September 30, 2012 and for the three month periods ended September 30, 2012 and 2011 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the three month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2013.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for year ended June 30, 2012.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of the period ended September 30, 2012, the Company President advanced a total of $ 25,300 to fund working capital needs. There is no interest or statement terms of repayment on the advance.

NOTE 3 - LICENSE AGREEMENTS

The Company entered into a license agreement on February 8, 2012 to license, market and operate a waste disposal system in a territory of the states of Johore and Selangor, Malaysia.  This license is for a period of twenty-five years and at a cost of $40,000.  This was capitalized as an intangible asset and will be amortized over a ten year period.  Under the terms of the licensing agreement the Company is committed to purchase and install a QI pyrolic disposal system at a cost of $400,000 by April 30, 2013 or the agreement will terminate.  The license agreement calls for royalty fees of 5% of the fees received from sub licensors and 3% of sales of by products generated from use of the system.

The Company has entered into a sub-license agreement with a licensee domiciled in Taiwan to operate the recycling system in the  territory of Johore.

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

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger will be subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 per month commencing March 1, 2012 ending, April 1, 2013.  As per our Agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger is entitled to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by April 30, 2013. We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

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

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our shareholders, management or other investors. As of the date of the period covered by this report, we have $ 6,937 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Liquidity and Capital Resources

As of September 30, 2012, we had assets comprised of cash in the amount of $ 6,937, accounts receivable of $ 20,000 and our investment in the license in the amount of $ 37,669.  Our current liabilities as of September 30, 2012 totalled $ 38,250, comprised of $ 11,200 accounts payable for audit and consulting fees, $ 1,750 royalty payable to Quadra and $ 25,300 in shareholder loans.

We anticipate $60,000 in license fees over the fiscal year.

The Company will require approximately $ 22,800 to fund its working capital needs as follows:

Consulting fees – Periodic reports and Edgar/XBRL filing	10,000
Audit and accounting	10,000
Royalty fees	3,000
Miscellaneous	1,000

Total	$ 24,000

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

Results of Operations

For the three month period ended September 30, 2012, our revenues were $ 15,000 relating to license fee income from Zhunger.  The license fee is due the 1st of each month commencing March 1, 2012.

For the three month period ended September 30, 2012, our expenses totalled $ 7,263, comprised primarily of audit and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 23, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE PROJECTS, INC.

Dated: November 16, 2012	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer