Form 10-Q
period 2012-12-31
CAMBRIDGE PROJECTS INC.
filed 2013-02-11
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of February 7, 2013.

CAMBRIDGE PROJECTS INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS INC.

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CAMBRIDGE PROJECTS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	June 30, 2012
ASSETS

CURRENT ASSETS
Cash	$ 16,097	$ 951
License fee receivable	15,000	15,000
Total current assets	31,097	15,951

OTHER ASSET
Intangible asset – License	40,000	40,000
Accumulated amortization	(3,330)	(1,332)
Total other assets	36,670	38,668

TOTAL ASSETS	$ 67,767	$ 54,619

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued liabilities	$ 13,720	$ 9,700
Royalty fees payable	2,500	1,000
Due to shareholder	25,300	25,300
Total current liabilities	41,520	36,000

SHAREHOLDER’S EQUITY

Common stock, 200,000,000 shares authorized, of $.0001 par value;
33,001,000 issued and outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Retained earnings	12,686	5,058
Total shareholder’s equity	26,247	18,619

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$ 67,767	$ 54,619

The accompanying notes are an integral part of these condensed financial statements.

-F1-

CAMBRIDGE PROJECTS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Month Period Ended December 31, 2012	Six Month Period Ended December 31, 2011	Three Month Period Ended December 31, 2012	Three month period Ended, December 30, 2011

Revenues	$ 30,000	$ -	$ 15,000	$ -

General and Administrative Expenses:

Professional fees	16,610	4,000	11,610	-
Amortization	1,998	-	999	-
Royalties	1,500	-	750	-
Office and miscellaneous	2,264	91	1,750	91

Total expenses	22,372	4,091	15,109

Net income (loss)	$ 7,628	$ (4,091)	$ (109)	$ (91)

Net income (loss) per common share -
basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	21,785,886	33,001,000	21,971,772

The accompanying notes are an integral part of these condensed financial statements.

 -F2-

CAMBRIDGE PROJECTS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six month period Ended December 31, 2012	Six month period Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 7,628	$ (4,091)
Adjustments to reconcile net loss to net cash produced (consumed) by operating activities:

Charges not requiring outlay of cash:
Amortization	1,998	-

Changes in assets and liabilities:
Increase in license fee receivable	-	-
Increase in accrued expenses	4,020	4,000
Increase in royalty fee payable	1,500	-

Net cash produced (consumed) by operating activities	15,146	(91)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from shareholder loans	-	300
Proceeds from sales of common stock	-	11,401

Net cash provided by financing activities	-	11,701

Net increase in cash	15,146	11,610

Cash, at beginning of period	951	-

Cash, at end of period	$ 16,097	$ 11,610

The accompanying notes are an integral part of these condensed financial statements.

-F3-

CAMBRIDGE PROJECTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc.as of December 31, 2012 and for the three and six month periods ended December 31, 2012 and 2011 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2013.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

As of the period ended December 31, 2012, the Company President advanced a total of $ 25,300 to fund working capital needs. There is no interest or statement terms of repayment on the advance.

NOTE 3 - LICENSE AGREEMENTS

The Company entered into a license agreement on February 8, 2012 to license, market and operate a waste disposal system in a territory of the states of Johore and Selangor, Malaysia.  This license is for a period of twenty-five years and cost $40,000.  This was capitalized as an intangible asset and will be amortized by the straight line method over a ten year period.  Under the terms of the licensing agreement, the Company is committed to purchase and install a QI pyrolic disposal system at a cost of $400,000 by April 30, 2013 or the agreement will terminate.  The license agreement calls for royalty fees of 5% of the fees received from sub licensors and 3% of sales of by products generated from use of the system.

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has negotiated an extension of the time limit for it to purchase and install a QI Pyrolic System (see Note 3).  The extension is until December 31, 2013 and was signed on January 10, 2013.  Cambridge has given a similar extension of the sub-license agreement for the State of Johore.

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

On February 8, 2012 we entered into a Licensing Agreement (the “Agreement”) with Quadra International Inc. (“Quadra”), a manufacturer of the QI System.  The QI System processes organic waste into marketable by-products and is proprietary technology.  We obtained exclusive licensing rights in the states of Johore and Selangor, Malaysia for a period of 25 years.  We have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products.   The license fee was $ 40,000 and was paid May 8, 2012.    We are required to purchase and install the QI System at a fixed price of $ 400,000 before April 30, 2013.  We are subject to a royalty of 5% on licensee fees received from appointed sub-licensees as well as 3% on gross sales from by-product generated from any operated QI System in Johore.  We also have been assured that an option will be available to us to obtain exclusive license rights in other states and federal territories in Malaysia with license fees varying with each state and territory.

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

On January 10, 2013 the date of our purchase requirement was extended, by Quadra, to December 31, 2013.  We also extended our license requirement for Zhunger Capital by the same period.

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

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our shareholders, management or other investors. As of the date of the period covered by this report, we have $ 16,097 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Liquidity and Capital Resources

As of December 31, 2012, we had assets comprised of cash in the amount of $ 16,097, accounts receivable of $ 15,000 and our investment in the license in the amount of $ 36,670.  Our current liabilities as of December 31, 2012 totalled $ 41,520, comprised of $ 13,720 accounts payable for audit and consulting fees, $ 2,500 royalty payable to Quadra and $ 25,300 in shareholder loans.

We anticipate $50,000 in license fees over the fiscal year.

The Company will require approximately $ 25,000 to fund its working capital needs as follows:

Consulting fees – Periodic reports and Edgar/XBRL filing	10,000
Audit and accounting	10,000
Royalty fees	3,000
Office and miscellaneous	2,000

Total	$ 25,000

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

Results of Operations

For the six month period ended December 31, 2012, our revenues were $ 30,000 relating to license fee income from Zhunger.  The license fee is due the 1st of each month commencing March 1, 2012.  We generated $ 15,000 ($ 5,000 per month) in license fee income for the three month period ended December 31, 2012.

For the six month period ended December 31, 2012, our expenses totalled $ 22,372, comprised primarily of audit and other professional service fees ($16,610) incurred in relation to the preparation and filing of our periodic reports.  Amortization of our license totaled $ 1,998.  Our license is being amortized on a straight line basis over a 10 year period.

For the three and six month period ended December 31, 2011, we did not generate any revenues.  We incurred $ 4,000 in audit fees for the six month period ended December 31, 2011 for the audit of our June 30, 2011 fiscal year end.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 23, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE PROJECTS INC.

Dated: February 7, 2013	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer