Form 10-Q
period 2013-03-31
CAMBRIDGE PROJECTS INC.
filed 2013-05-17
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2013.

CAMBRIDGE PROJECTS INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS, INC.

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

CAMBRIDGE PROJECTS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS

CURRENT ASSETS
Cash	$ 15,747	$ 951
License fee receivable	15,000	15,000
Total current assets	30,747	15,951

OTHER ASSET
Intangible asset – License	40,000	40,000
Accumulated amortization	(4,329)	(1,332)
Net intangible asset	35,671	38,668
Prepaid expense	3,500	-
Total other assets	39,171	38,668

TOTAL ASSETS	$ 69,918	$ 54,619

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 9,805	$ 9,700
Royalty fees payable	3,250	1,000
Due to shareholder	25,300	25,300
Total current liabilities	38,355	36,000

SHAREHOLDERS’ EQUITY

Common stock, 200,000,000 shares authorized, of $.0001 par value;
33,001,000 issued and outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Retained earnings	18,002	5,058
Total shareholders’ equity	31,563	18,619

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 69,918	$ 54,619

The accompanying notes are an integral part of these condensed financial statements.

-F1-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Month Period Ended March 31, 2013	Nine Month Period Ended March 31, 2012	Three Month Period Ended March 31, 2013	Three month period Ended, March 31, 2012

Revenues	$ 45,000	$ 5,000	$ 15,000	$ 5,000

General and Administrative Expenses:

Professional fees	22,610	4,000	3,000	-
Amortization	2,997	333	999	333
Royalties	2,250	150	750	150
Office and miscellaneous	4,199	91	1,935	-

Total expenses	32,056	4,574	6,684	483

Net income	$ 12,944	$ 426	$ 8,316	$ 4,517

Net income per common share - basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	26,450,607	33,001,000	33,001,000

The accompanying notes are an integral part of these condensed financial statements.

 -F2-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine month period Ended March 31, 2013	Nine month period Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ 12,944	$ 426
Adjustments to reconcile net income to net cash produced (consumed) by operating activities:

Charges not requiring outlay of cash:
Amortization	2,997	333
Changes in assets and liabilities:
Increase in prepaid expense	(3,500)	-
Increase in license fee receivable	-	(5,000)
Increase in accrued expenses	105	4,000
Increase in royalty fee payable	2,250	150

Net cash produced (consumed) by operating activities	14,796	(91)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash consumed by operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loan	-	300
Proceeds from sales of common stock	-	11,401

Net cash provided by financing activities	-	11,701

Net increase in cash	14,796	11,610

Cash, at beginning of period	951	-

Cash, at end of period	$ 15,747	$ 11,610

The accompanying notes are an integral part of these condensed financial statements.

-F3-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc.as of March 31, 2013 and for the three and nine month periods ended March 31, 2013 and 2012 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2013.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2012, the Company President advanced a total of $ 25,300 to fund working capital needs; that balance remains outstanding at March 31, 2013. There is no interest or stated terms of repayment on the advance.

NOTE 3 - LICENSE AGREEMENTS

The Company entered into a license agreement on February 8, 2012 with Quadra International Inc. (“Quadra”) to license, market and operate a waste disposal system in a territory of the states of Johore and Selangor, Malaysia.  This license is for a period of twenty-five years and cost $40,000.  This was capitalized as an intangible asset and will be amortized by the straight line method over a 10 year period.  Under the terms of the licensing agreement, the Company is committed to purchase and install a QI pyrolic disposal system at a cost of $400,000 by April 30, 2013 or the agreement will terminate.  The Company has negotiated an extension of the time limit for it to purchase and install a QI Pyrolic System.  The extension is until December 31, 2013 and was signed on January 10, 2013.The license agreement calls for royalty fees of 5% of the fees received from sub licensors and 3% of sales of by products generated from use of the system.

The Company entered into a sub-license agreement on February 15, 2012 with Zhunger Capital Partners Inc. (“Zhunger”), a licensee domiciled in Taiwan to operate the recycling system in the territory of Johore. The license rights were sold for $70,000 payable at $5,000 per month from March 1, 2012 through April 1, 2013.

NOTE 4 - BUSINESS CONCENTRATIONS

The Company currently has concentrations in supplier, customer, product and geographic area.  As noted above the Company has an agreement allowing it to license the disposal technology.  It has entered into a sub-license agreement granting those rights to a single licensee.  The Company is not, however, limited to this activity.

-F4-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS

On April 24, 2013, the Company signed an addendum to the February 8, 2012 license agreement with Quadra whereby the Company was granted an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 15,000 payable on or before May 15, 2013.  The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be decided at a later date as approved by Quadra’s technical team.

On April 26, 2013, the Company entered into an addendum to our February 15, 2012 sub license agreement with Zhunger whereby the Company granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, totalling $ 25,000. Zhunger has chosen the installment option. The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be decided at a later date as approved by Quadra’s technical team.

The sub license agreement was also amended to increase the royalty fee on gross sales of by-products generated from the QI System from 3% to 5%.  In addition, the Company will have the sole option to participate in joint venture operations with Zhunger for a $ 150,000 investment for 50% equity of the joint venture. This option will expire on September 30, 2013.

-F5-

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

On February 8, 2012 we entered into a Licensing Agreement (the “Agreement”) with Quadra International Inc. (“Quadra”), a manufacturer of the QI System.  The QI System processes organic waste into marketable by-products and is proprietary technology.  We obtained exclusive licensing rights in the states of Johore and Selangor, Malaysia for a period of 25 years.  We have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products.   The license fee was $ 40,000 and was paid May 8, 2012.    We are required to purchase and install the QI System at a fixed price of $ 400,000 before April 30, 2013.  On January 10, 2013, our purchase requirement was extended by Quadra, to December 31, 2013, subject to terms and conditions to be negotiated.  We are subject to a royalty of 5% on licensee fees received from appointed sub-licensees as well as 3% on gross sales from by-product generated from any operated QI System in Johore.  We also have been assured that an option will be available to us to obtain exclusive license rights in other states and federal territories in Malaysia with license fees varying with each state and territory.

On April 24, 2013, we signed an addendum to the February 8, 2012 Agreement with Quadra whereby we were granted an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 15,000 payable on or before May 15, 2013.  The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be decided at a later date as approved by Quadra’s technical team.

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

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger will be subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 commencing March 1, 2012 and ending April 1, 2013.  As per our Agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger is entitled to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by April 30, 2013. On January 10, 2013, we extended the date of the purchase requirement to December 31, 2013 subject to terms and conditions to be negotiated.  We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

On April 26, 2013, we entered into an addendum to our February 15, 2012 Sub License Agreement with Zhunger whereby we granted Zhunger an extension of the extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, totalling $ 25,000. The first payment for the extension had not been received before the report date.   Zhunger has opted to pay the extension fee through installments.  The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be determined at a later date as approved by Quadra’s technical team.

The Sub License Agreement was also amended to increase the royalty fee on gross sales on by-products generated from the QI System from 3% to 5%.  In addition, we will have the sole option to participate in joint venture operations with Zhunger for a $ 150,000 investment for 50% equity of the joint venture. This option will expire on September 30, 2013.

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

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our shareholders, management or other investors. As of the date of the period covered by this report, we have $ 15,747 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Liquidity and Capital Resources

As of March 31, 2013, we had assets comprised of cash in the amount of $ 15,747, accounts receivable of $ 15,000, prepaid expenses of $ 3,500 and our investment in the license in the amount of $ 35,671.  Our current liabilities as of March 31, 2013 totalled $ 38,355, comprised of $ 9,850 accounts payable for audit and consulting fees, $ 3,250 royalty payable to Quadra and $ 25,300 in shareholder loans.

We anticipate $50,000 receipt of license fees over the fiscal year ended June 30, 2013.

The Company will require approximately $ 30,000 to fund its working capital needs as follows:

Consulting fees – Periodic reports and Edgar/XBRL filing	10,000
Audit and accounting	15,000
Office and miscellaneous	5,000

Total	$ 30,000

As per our addendum to our Agreement with Quadra, we will be extending our purchase deadline for one QI System from April 30, 2013 to December 31, 2013 in consideration of $ 15,000 payable on or before May 15, 2013.  We have granted a similar extension to our sub licensee, Zhunger for a lump sum payment of $ 20,000; Zhunger has  the option of paying by 5 monthly installments commencing May 1 through September 1, totalling $ 25,000.  Zhunger has opted to pay the extension fee through monthly installments and therefore we will be financing our extension fee payable to Quadra in the amount of $ 15,000 through funds on hand, shareholder loans, or private placements and subsequently recouping costs from Zhunger throughout the 5 month payment term.

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

Results of Operations

For the nine month period ended March 31, 2013, our revenues were $ 45,000 relating to license fee income from Zhunger.  The license fee is due the 1st of each month commencing March 1, 2012.  We generated $ 15,000 ($ 5,000 per month) in license fee income for the three month period ended March 31, 2013.

For the nine month period ended March 31, 2013, our expenses totalled $ 32,056, comprised primarily of audit and other professional service fees ($22,610) incurred in relation to the preparation and filing of our periodic reports.  Amortization of our license totaled $ 2,997.  Our license is being amortized on a straight line basis over a 10 year period. We are subject to a 5% royalty fee on sub license fees received and incurred $ 2,250 in royalty fee expense during the quarter.

For the three month period ended March 31, 2013, our expenses totalled $ 6,684 comprised primarily of audit and other professional service fees of $3,000.  Amortization of our license totalled $ 999 and royalty fees on sub license fees were $ 750.

For the nine month period ended March 31, 2012, our expenses totalled $4,574, comprised primarily of audit and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 23, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE PROJECTS, INC.

Dated: May 13, 2013	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer