Form 10-K
period 2013-06-30
CAMBRIDGE PROJECTS INC.
filed 2013-10-03
CIK 1528308

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2013
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________________

Commission file number: 000-54485

CAMBRIDGE PROJECTS INC.
(Name of small business issuer in its charter)
Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10300 Charleston 10-56, Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-666-4298

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [ ] NO [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES [ x ] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ ] Yes          [x] No

State the aggregate market value  of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

The aggregate market value held by non-affiliates cannot be determined as the issuers common equity is currently not publicly traded.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 33,001,000 shares of common stock outstanding as of September 30, 2013.

Contents

PART I

ITEM 1................... DESCRIPTION OF BUSINESS, 5

ITEM 1A. .............. RISK FACTORS, 11

ITEM 1B. .............. UNRESOLVED STAFF COMMENTS, 15

ITEM 2................... PROPERTIES, 15

ITEM 3................... LEGAL PROCEEDINGS, 15

ITEM 4................... SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, 15

PART II

ITEM 5................... MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. 15

Item 6. ...................   SELECTED CONSOLIDATED FINANCIAL DATA. 16

ITEM 7................... MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 17

Item 7A.................. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, 20

ITEM 8................... FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, 22

ITEM 9................... CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS, 34

ITEM 9A(T).......... CONTROLS AND PROCEDURES, 34

ITEM 9B................ OTHER INFORMATION, 35

PART III

ITEM 10................ DIRECTORS AND EXECUTIVE OFFICERS, 35

ITEM 11................ EXECUTIVE COMPENSATION, 38

ITEM 12................ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, 39

ITEM 13................ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, 40

ITEM 14................ PRINCIPAL ACCOUNTANT FEES AND SERVICES, 40

ITEM 15................ EXHIBITS, 42

SIGNATURES, 43

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

On February 8, 2012 we entered into a Licensing Agreement (the “Agreement”) with Quadra International Inc. (“Quadra”), a manufacturer of the QI System.  The QI System processes organic waste into marketable by-products and is proprietary technology.  We obtained exclusive licensing rights in the states of Johore and Selangor, Malaysia for a period of 25 years.  We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products.   The license fee is $ 40,000.  We are obligated to purchase the QI System at a fixed price of $ 400,000 by December 31, 2013.    We are subject to a royalty of 5% on licensee fees received from appointed sub-licensees as well as 3% on gross sales from by-product generated from any operated QI System in Johore and Selangor.  We also have the option of obtaining exclusive license rights in other states and federal territories in Malaysia with license fees varying with each state and territory.

On April 24, 2013, the Company signed an addendum to the February 8, 2012 license agreement with Quadra whereby the Company was granted an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 15,000 which has been paid in full.  The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System may be completed later at a site to be approved by Quadra’s technical team. We may obtain an additional extension on the December 31, 2013 purchase deadline subject to an extension fee to be determined by Quadra; however, there is no guarantee that such extension will be granted nor will we have sufficient funds to settle extension fees.

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

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger was subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 per month commencing March 1, 2012 ending, April 1, 2013.  As per our Agreement with Quadra, 5% of any sub license fees received is payable to Quadra on a quarterly basis.  As additional consideration, gross sales on by-products generated from the QI System will be subject to a 5% royalty fee of which 3% will be remitted to Quadra and 2% retained by us.  Zhunger is obligated to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by December 31, 2013.  We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture; however, an agreement has not materialized. There can be no assurance that any agreements will materialize.

On April 26, 2013, the Company entered into an addendum to our February 15, 2012 sub license agreement with Zhunger whereby the Company granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, 2013  totaling $ 25,000.  Zhunger chose the installment option.   The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be completed later at a site to be approved by Quadra's technical team.

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

Principal Products, Services and Their Markets

The QI System has the capability of four applications for treatment of waste tires, plastics, solid waste and hospital waste. The QI System we intend on purchasing will have one treatment application for waste tires.

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

In an Indirect Heat pyrolysis system, carbon dust is mixed with oil vapors. These tar vapors while passing through the pipe to the condenser, stick to the pipe as tar. The tar may eventually plug the pipe and since tar contains sulfur it can corrode the pipe creating leaks causing the explosive fuel gas to leak. This is the most common reason for explosions in traditional pyrolysis systems plants.  To prevent such events, the QI System uses steam as protection. The steam reacts with the carbon dust to generate more fuel gas and reduces the tar produced. Also, the steam cleans the pipes to prevent corrosion and forms a protective shell to protect the fuel gas from making contact with the air even if it is leaking. The steam provides protection by preventing the fuel from igniting.

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

Markets - By Products

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

We cannot estimate at this time the frequency of our placement of orders as we have not established trends or possible seasonal aspects which may affect our sub distributor’s business and the resultant increase or lag in number of orders placed with us.

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

Worldwide the United Nations Environmental Program (UNEP) estimated that more than 400 million tons of hazardous waste is produced annually.

In the United Kingdom the Department for Environment Food and Rural Affairs is the agency responsible for policy and regulations on the environment which includes air quality, waste operations and local authority environmental regulation. In Europe the European Commission is the regulator authority responsible issuing directives for the regulation of hazardous waste.

The EPA is also the regulatory authority governing vehicle emissions and emissions from large Municipal Waste Combustors (MWC) (greater than 250 tons per day), small MSWs (less than 150 Tons per day) (MWCs are incinerators which burn household, commercial/retail and or institutional waste), Hazardous Waste Combusters (HWC) and Medical Waste Incinerators. State or federal MWC plans also include source and emission inventories, emission limits, testing, monitoring and reporting requirements or site specific compliance schedules including increments of progress.

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

Handling and Storage of Biochar

To the best of management’s knowledge, there are no guidelines or precautions relating to the handling and storage of biochar.  We intend on handling and storing biochar based on standards applicable to carbon black as we may expand our operations in the future to accommodate the production of carbon black derived from waste tires.

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

Principal Business Office & Administrative Branch Office

Our administrative office for North American investor relations and U.S. regulatory reporting is located at 10300 Charleston 10-56, Las Vegas, NV, 89135. Telephone: 702-666-4298.  Our company President, Mr. Samuels provides office space located at 26 Black Birch Way, # 15587, Kingston 6, Jamaica, WI and there is no charge for use of this office space.

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

Not including our obligation to purchase the QI System from Quadra, we require short term funding in the amount of approximately $40,000 in the next 12 months to fund our operations.  Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so.  We have no formal agreements with our shareholders.  If we do not receive shareholder loans or any other form of funding, our operations would cease indefinitely.

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

RISKS RELATED TO OUR COMMON STOCK

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customers financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

An investors ability to trade our common stock may be limited by trading volume.

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

Initially, our securities will be traded in the over-the-counter market. We intend to commence the process of obtaining a quotation of our common stock on the OTC Bulletin Board (OTCBB). In order for our common stock to trade on the OTCBB, a registered broker-dealer, serving as a market maker, must be willing to list bid and ask quotations for our common stock, sponsor our listing on the OTCBB, and file an application with the OTCBB on our behalf to make a market in our common stock. It is not possible to predict how long it may take to obtain a listing on the OTCBB. In the event an application for quotation of our common stock is submitted to the OTCBB, there can be no guaranty that the OTCBB will approve the application. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.

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

Trading Of Our Stock May Be Restricted By The SECs Penny Stock Regulations And FINRAs Sales Practice Requirements, Which May Limit A Stockholders Ability To Buy And Sell Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customers account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customers confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchasers written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the penny stock rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customers financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Principal Business Office

Our principal business office is located at 10300 Charleston 10-56, Las Vegas Nevada, 89135, Telephone: 702-666-4298.

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

Stockholders of Our Common Shares

As of June 30, 2013, we had 33,001,000 shares of our common stock outstanding.

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

On March 22, 2011, we issued an aggregate of 21,600,000 shares of Common Stock to Locksley Samuels for consideration of $2,160, pursuant to the terms and conditions set forth in that certain common stock purchase agreement (the “Common Stock Purchase Agreement”).  We sold these shares of Common Stock under the exemption from registration provided Regulation S.  A form of the Common Stock Purchase Agreement is attached hereto as Exhibits 10.1.

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

As of June 30, 2013 and as of to date, 33,001,000 common shares were outstanding.

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

See above Recent Sales of Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2013.

Item 6.                   SELECTED CONSOLIDATED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect managements current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words believe,expect,intend,anticipate,estimate,may, variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on managements current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled Risk Factors.

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

Management's Discussion and Analysis of Financial Condition and Results of Operation

Description of Business

We were incorporated in the State of Nevada on March 11, 2011. Since inception, we have been engaged in organizational efforts and obtaining initial financing.  We were initially formed as a vehicle to pursue a business combination.

As per our Agreement with Quadra, we obtained exclusive licensing rights for technology relating to the processing of organic waste into marketable by-products. We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the territory of Johore and Selangor, Malaysia for a period of 25 years.   We acquired the licensing rights for $ 40,000.  We have the obligation to purchase from Quadra, the QI System at a fixed price of $ 400,000 until December 31, 2013.  Quadra may grant us additional extensions for a fee however there is no guarantee that such extensions will be available to us nor will we have sufficient working capital to settle extension fees granted. We are subject to a royalty of 5% on licensee fees received as well as 3% on gross sales from by-product sales generated from the QI System.

It is our intention to market the QI System to sub-licensees and parties interested in establishing joint ventures and establishing waste conversion operations.

As per our agreement with Zhunger, we granted Zhunger exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger has been subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 per month commencing March 1, 2012 NS ending, April 1, 2013.  As per our Agreement with Quadra, 5% of any sub license fee received is payable to Quadra on a quarterly basis.  As additional consideration, gross sales on by-products generated from the QI System will be subject to a 5% royalty fee of which 3% will be remitted to Quadra and 2% retained by us.  Zhunger is obligated to purchase the QI System (one treatment application - used tires) for a fixed price of $ 400,000 until December 31, 2013 subject to payment of a monthly extension fee of $ 5,000 commencing May 1, 2013 through September 1, 2013. We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        consulting fees

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $ 2,825 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Managements plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

We are in our early stages of development and growth. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Results of Operations

For the year ended June 30, 2013, revenues were $ 56,250 consisting primarily of license fees from Zhunger in the amount of $ 50,000 and recognized extension revenue.   License fees were $ 5,000 per month commencing March 1, 2012 to April 1, 2013.  The remaining $ 6,250 consists of extension fee revenue.  We granted Zhunger an extension to purchase the QI System from April 30, 2013 to December 31, 2013 for an extension fee payable in monthly installments of $ 5,000 commencing May 1, 2013 to September 1, 2013, a total of $ 25,000.  The $ 25,000 is amortized over the period from May 1, 2013, the initial payment due date through December 31, 2013, the date the extension expires.

For the year ended June 30, 2013, our expenses totaled $ 77,469 consisting primarily of a provision for bad debts on license fees from Zhunger in the amount of $ 20,000, legal and professional fees of $ 18,210 for preparation of periodic reports and other related compliance work, extension fee paid to Quadra for $ 15,000, audit and review fees of $ 11,147, EDGAR/XBRL services for $3,962, and $ 2,500 on royalty fees on sub license fees from Zhunger.  We also incurred $ 3,996 in amortization expenses on our license with Quadra. The license is amortized over a 10 year period.

For the year ended June 30, 2012, our expenses totaled $ 12,782 consisting primarily of audit and review fees of $ 9,700, consulting fees for EDGAR/XBRL services for $ 576, and $ 1,000 on royalty fees on sub license fees from Zhunger.

Liquidity and Capital Resources

As of June 30, 2013, we had assets totaling $ 57,497, comprised primarily of intangible asset - license of $ 40,000 and $ 40,000 in license fees receivable from Zhunger.  We have recorded $ 20,000 as an allowance for bad debts on license fees receivable from Zhunger.  As of June 30, 2013, amounts receivable from Zhunger for license fees are $20,000 for the period from January through April 2013 and an additional $ 20,000 for extension fees wherein payments are due the 1st of each month commencing May 1 through September 1. As of June 30, 2013, Zhunger has paid the May 1 payment.  Extension fees have been amortized over an 8 month period from May 1, 2013 through December 31, 2013, the purchase deadline.  A total of $ 6,250 has been recognized as revenue and $ 18,750 in deferred revenue.

Our cash requirements for the next twelve months are $ 40,000.

Consulting fees	$ 20,000
Audit and accounting	10,000
Miscellaneous	10,000

Total	$ 40,000

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

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

Sources of Capital:

We expect to sustain our working capital needs through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  The monthly $ 5,000 extension fee receivable from Zhunger is recorded effective May 1, 2013 through September 1, 2013.  As of June 30, 2013, license and extension fees recoverable from Zhunger total $ 40,000.  There can be no assurance that such fees will be paid on a timely basis.

Cash Flows

Operating Activities:

Net cash provided by operating activities was $ 974 in 2013 and $ 4,250 in 2012.  The $ 1,947 increase in accounts payable consists of amounts incurred for audit and review fees.  The $ 2,500 increase in royalty payable relates to amounts owed to Quadra for licensee fees received by us and is payable in quarterly installments.  A total of $ 20,000 is due from Zhunger for license fees for the period January through April 2013 and a total of $ 20,000 is due from Zhunger for payment of the monthly installment of extension fees. We have allocated $ 20,000 as an allowance for in bad debts s based on our estimate of the collectability of the above noted fees.  The extension fees are being amortized over an 8 month period from May 1 through December 31, 2013, the purchase deadline which resulted in deferred revenue at June 30, 2013 of $ 18,750 and revenue recognized of $ 6,250.

Investing and Financing Activities:

For the fiscal year ended 2012 our investing activities consist solely of our investment in the license of technology of the QI System.  The $ 40,000 was paid in May 2012.

Our cash flows from financing activities were $900 in 2013 from a shareholder loan to fund working capital needs.  In 2012, our cash flows from financing activities were $ 36,701 of which $ 25,300 was a shareholder loan to fund our working capital needs.  We issued 11,401,000 shares of Common Stock during the 2012 period to 32 shareholders at $0.001 per share.  We received a total of $ 11,401 in proceeds.

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

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

June 30, 2013 and 2012

Accountant’s Audit Report - F1

Balance Sheets - F2

Statements of Operations - F3

Statements of Changes in Stockholders’ Equity - F4

Statements of Cash Flows - F5

Notes to Financial Statements - F6

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cambridge Projects Inc.

We have audited the accompanying balance sheets of Cambridge Projects Inc. as of June 30, 2013 and 2012, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended June 30, 2013 and 2012.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements at June 30, 2013 the Company had a working capital deficiency of $37,272 as well as an accumulated deficit of $16,161. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cambridge Projects Inc. as of June 30, 2013 and 2012, and the results of its operations and cash flows for the years ended June 30, 2013 and 2012 in conformity with U.S. generally accepted accounting principles.

Jeffrey & Company, Certified Public Accountants

September 27, 2013

Wayne, New Jersey

-F1-

CAMBRIDGE PROJECTS INC.

BALANCE SHEETS

	June 30, 2013	June 30, 2012
ASSETS

Current Asset:
Cash	$ 2,825	$ 951
License fee receivable	40,000	15,000
Less: allowance for doubtful accounts	(20,000)
Total current assets	22,825	15,951

Other Asset
Intangible asset – License	40,000	40,000
Less: accumulated amortization	(5,328)	(1,332)
Total other assets	34,672	38,668

Total Assets	$ 57,497	$ 54,619

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 11,647	$ 9,700
Royalty fees payable	3,500	1,000
Due to shareholder	26,200	25,300
Deferred revenue	18,750	-
Total current liabilities	60,097	36,000

Shareholders’ Equity (Deficit):
Common stock, $.0001 par value, 200,000,000 shares authorized; 33,001,000 shares outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Retained earnings (accumulated deficit)	(16,161)	5,058
Total shareholders’ equity (deficit)	(2,600)	18,619

Total Liabilities and Shareholders’ Equity (Deficit)	$ 57,497	$ 54,619

These accompanying notes are an integral part of these financial statements.

-F2-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2013 and 2012

	2013	2012

Revenue	$56,250	$ 20,000

Expenses:	77,469	12,782

Net income (loss)	$(21,219)	$ 7,218

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	28,079,257

These accompanying notes are an integral part of these financial statements.

-F3-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2013 and 2012

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Total
	Shares	Amount
Balance June 30, 2011	21,600,000	$ 2,160	$ -	$ (2,160)	$ -

Common shares issued	11,401,000	1,140	10,261	-	11,401

Net income for year	-	-	-	7,218	7,218

Balance June 30, 2012	33,001,000	3,300	10,261	5,058	18,619

Net loss for year	-	-	-	(21,219)	(21,219)

Balance June 30, 2013	33,001,000	$ 3,300	$ 10,261	$ (16,161)	$ (2,600)

These accompanying notes are an integral part of these financial statements.

-F4-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF CASH FLOWS

For the Year Ended June 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$(21,219)	$ 7,218
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Charges not requiring outlay of cash:
Amortization	3,996	1,332
Allowance for doubtful accounts	20,000	-
Changes in assets and liabilities:
Increases in license fee receivable	(25,000)	(15,000)
Increases in accounts payable	1,947	9,700
Increases in royalty fee payable	2,500	1,000
Increase in deferred revenue	18,750	-
Net Cash Provided by Operating Activities	974	4,250

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	-	(40,000)

Net Cash Consumed by Investing Activities		(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued	-	11,401
Proceeds from shareholder loans	900	25,300

Net Cash Provided by Financing Activities	900	36,701

Net increase in cash	1,874	951

Cash balance, beginning of year	951	-

Cash balance, end of year	$ 2,825	$ 951

These accompanying notes are an integral part of these financial statements.

-F5-

CAMBRIDGE PROJECTS INC.

NOTE TO FINANCIAL STATEMENTS

June 30, 2013

Note 1 - Nature of Operations

Cambridge Projects Inc. was incorporated in Nevada on March 11, 2011.

On February 8, 2012 the Company entered into a Licensing Agreement (the “Agreement”) with Quadra International Inc. (“Quadra”), the manufacturer of the QI System.  The QI System processes organic waste to marketable by-products and is proprietary technology.  The Company obtained exclusive licensing rights in the states of Johore and Selangor, Malaysia for a period of 25 years.  The Company will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products.   The license fee is $ 40,000.  The Company was obligated to purchase from Quadra a QI System at a fixed price of $ 400,000 and complete installation of the system by April 30, 2013.  The Company is subject to a royalty of 5% on licensee fees received from appointed sub-licensees as well as a 3% commission on gross sales of by-products generated from an operated QI System in Johore.

On April 24, 2013, the Company signed an addendum to the February 8, 2012 license agreement with Quadra whereby the Company was granted an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 15,000 which has been paid in full.  (The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System may be completed later at a sited to be approved by Quadra’s technical team).

On February 15, 2012, the Company entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger was subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 commencing March 1, 2012 and ending April 1, 2013.  In addition a royalty of 5% is due on the gross income earned from use of the Company owned Q1 system.  As per the Agreement with Quadra, 5% of any sub license fees received is payable to Quadra on a quarterly basis.  As additional consideration, gross sales of by-products generated from the QI System will be subject to a 5% commission payable to the Company. Zhunger is obligated to purchase the QI System from the Company for a fixed price of $ 400,000.

On April 26, 2013, the Company entered into an addendum to the February 15, 2012 sub license agreement with Zhunger whereby the Company granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, 2013, totalling $ 25,000.  Zhunger chose the installment option.   (The addendum also provides that, although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be decided at a later date as approved by Quadra’s technical team).

The sub license agreement was also amended to increase the royalty fee on gross sales of by-products generated from the QI System from 3% to 5%.  In addition, the Company has the sole option to participate in joint venture operations with Zhunger for a $ 150,000 investment for 50% equity of the joint venture. This option will expire on September 30, 2013.

Note 2 - Going Concern

The Company's financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $16,161, and presently does not have the resources to accomplish its objectives during the next twelve months. There is reliance on a single project, the funding and completion of that project is in doubt, and also a concentration in customer base and geographic area. The majority shareholder has stated intent to continue funding current expenditures, but there is no guarantee of this shareholder funding. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

-F6-

CAMBRIDGE PROJECTS INC.

NOTE TO FINANCIAL STATEMENTS

June 30, 2013

Note 3 - Significant Accounting Policies

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

-F7-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Note 3 - Significant Accounting Policies, continued

Fair value of financial instruments

The Company follows Topic 825-10-50-10 of the (FASB) Accounting Standards Codification (ASC) for disclosures about fair value of its financial instruments and Topic 820-10-35-37 of the FASB ASC ("Paragraph 820-10-35-37") to measure fair values of its financial instruments.  This pronouncement establishes a framework for measuring fair value, and expands disclosures about fair value measurements to increase consistency and comparability in fair value measurements and related disclosures.  The pronouncement establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs to the valuation methodology.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from March 11, 2011 (inception) through June 30, 2013.  Unless otherwise disclosed, the fair value of the Company financial instruments, including cash, license fees receivable and accounts and royalty fees payable, approximate the recorded value due to their short term maturities.

Concentrations

The Company has an exclusive marketing arrangement to license and operate a waste disposal system in the sales territory of Johore, Malaysia.  It is committed under that license agreement, as extended, to purchase and install one of these systems by December 31, 2013.  The Company has entered into a joint venture agreement with a third party to develop and operate the system.  If the project does not proceed, all liabilities and responsibilities under the contract end.  The probable loss should that occur would be the net balance in accounts receivable.  The maximum loss would be that the Company discontinue operations at that time.

There is also a concentration in business with only a single project pending.  There is a concentration in credit risk in that all receivables are from one licensee as noted.

Amortization

Capitalized license rights as described in Note 1 are being amortized over a ten-year period.

-F8-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Note 3 - Significant Accounting Policies, continued

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  (Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock andthe number of  potentially outstanding shares of common stock during each period.)

Recently issued accounting standards

Management does not believe that any recently issued accounting pronouncements would have a material effect on the accompanying financial statements.

-F9-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Note 4 - Related Party Transaction

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its resident agent at no charge. Management estimates the value of such space and equipment to be insignificant.

During year ended June 30, 2012, the Company President advanced $ 25,300 to the Company to fund working capital needs; during the year ended June 30, 2013 he advanced another $ 900.  Those advances bear no interest and are due on demand.

Note 5- Common Stock

Effective December 5, 2011, the Company entered into share subscription agreements with 32 shareholders for the sale of 11,401,000 common shares at $ 0.001 per share for total proceeds of $ 11,401.

Note 6 - Income Taxes

The Company files its tax returns on a cash basis and has shown losses since inception.  As a result it has incurred no income tax.  The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The total of these NOL's at June 30, 2013 was $ 2,264.  The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded a noncurrent deferred tax asset as presented below.  The valuation allowance decreased during 2012 by $ 1,152, the result of cash basis income for the year ended June 30, 2013.

Deferred Tax Asset                             $ 340

Valuation Allowance                           (340)

Balance Recognized                                0

If not used, these carryforwards will expire during years ended June 30 as listed below:

2031                                                       $  -

2032                                                       $ 2,264

2033                                                       $  -

A reconciliation of the taxes calculated using statutory rates to pretax income with the provisions for income taxes is presented below:

	2013	2012
Taxes calculated using the statutory rate	$ 0	$ 1,082
Tax effect of net operating losses	(1,152)	1,168
Tax effect of revenue deferral & accruals	1,152	(2,250)
Provision for income taxes	$ 0	$ 0

Since the Company has been in existence only since 2011, all of its tax returns are subject to examination by the Internal Revenue Service.

-F10-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Note 7-  Supplemental Cash Flows Information

There was no cash paid during either the year 2013 and 2012 for interest or income taxes.

There were no non cash financing or investing transactions during either the year 2013 or 2012.

Note 8 - Revenue Recognition

Revenue is derived from licensing agreements.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectability is probable.

The Company has treated revenue from the extension fee from Zhunger as a sale, with recognition of equal monthly amounts over a period ending December 31, 2013, when the project will either continue under the license fee agreement or all rights will terminate.  During the year ended June 30, 2013 this has resulted in revenue recognized of $ 6,250 and deferred revenue of $ 18,750.  Additionally $ 50,000 is recognized from the original contract during the year ended June 30, 2013.

Note 9 - Expenses

Significant expenses include the following:

	June 30, 2013	June 30, 2012
Allowance for bad debts	$ 20,000	$ -
Legal and professional	18,210	-
Extension fee	15,000	-
Audit and review	11,147	9,700
Other expenses	13,112	3,082
	$ 77,469	$ 12,782

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

As of June 30, 2013, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of  the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 1992 Framework. Our management has concluded that, as of June 30, 2013, our internal control over financial reporting was not effective.

This annual report does not include an attestation report by our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Period Serving	Term (1)
Locksley Samuels	62	President, CEO, CAO, CFO, Director, Treasurer, Secretary	March 11, 2013 through March 10, 2014	1 year

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

September 2008 – February 1, 2011:

Mr. Samuels was the President, Secretary, Treasurer and Director of Cybermesh International Inc., (Cybermesh) a publicly traded information technology company developing technologies relating high definition streaming video TV, local advertising supported wireless networks, website hosting, website and multi-media development from September 2008 to February 1, 2011.  As the sole officer and director of Cybermesh, Mr. Samuels was responsible for operations, financial budgets and forecasts, implementing investment projects, overseeing research and development and human resources and marketing.  Mr. Samuels was also responsible for overall direction and various initiatives as needed.  Cybermesh is not related or affiliated to us.

May 2008 - November 2009:

Mr. Samuels was the President, CEO, CAO, Treasurer and Director of Berita Capital Corporation (Berita).  Berita is a privately held company and is a distributor of alternative health products in the Caribbean. Mr. Samuels was responsible for overall direction and implementing investment projects, financial budgets and forecasts, while overseeing marketing efforts.  Mr. Samuels was also responsible to all areas relating to corporate governance.  Mr. Samuels resigned from all above noted positions on November 15, 2009. Berita is not related or affiliated to us.

January 2008 - January 2009:

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

Investor Relations

As of June 30, 2013, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission.   As of the year ended June 30, 2013, our officers and directors have complied with Section 16(a).

Code of Ethics

Based on our size and our early stage of development we have not yet developed a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuers board of directors.

DIRECTORS COMPENSATION

Our officers and director do not receive compensation.  Directors are reimbursed for any expenses incurred on our behalf.

ITEM 11.              EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2013 and 2011; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Locksley Samuels President, CEO, CFO	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Mr. Samuels provides office space located at 26 Black Birch Way, # 15587, Kingston 6, Jamaica, WI and there is no charge for use of this office space.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2013.

Option Exercises

During our Fiscal year ended June 30, 2013 there were no options exercised by our named officers.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of June 30, 2013 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.  No change in control is currently being contemplated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% Class (1)
Officers and Directors:
Common Stock	Locksley Samuels, President	21,600,000	65%
		-	-
Officers and Directors as a Group		21,600,000	65%
Common Stock	Locksley Samuels, President	21,600,000	65%

5% Shareholders as a Group		21,600,000	100%
5% Shareholders and Officers and Directors as a Group		21,600,000	100%

(1)       Based on 33,001,000 shares outstanding as of June 30, 2013.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2013	2012
Audit fees	$ 5,200	$ 4,000
Audit related fees	6,000	4,500
Tax fees	-	-
All other fees	-	-

Total	$ 11,200	$ 8,500

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
101

Financial statements from the annual report on Form 10-K of the Company for the year ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders Equity and (v) the Notes to Financial Statements.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 23, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBRIDGE PROJECTS INC.

Date:      September 30, 2013

                /s/ Locksley Samuels

By:

Locksley Samuels

President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Locksley Samuels	President, CEO, CFO, Treasurer and Director	September 30, 2013
Locksley Samuels