Form 10-Q
period 2013-09-30
CAMBRIDGE PROJECTS INC.
filed 2013-11-18
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     [ ]                                                                            Accelerated filer                     [ ]

Non-accelerated filer       [ ]                                                                            Smaller reporting company  [x]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of November 15, 2013.

CAMBRIDGE PROJECTS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS, INC.

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CAMBRIDGE PROJECTS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS

CURRENT ASSETS
Cash	$ 728	$ 2,825
License fee receivable	38,000	40,000
Less : allowance for doubtful accounts	(20,000)	(20,000)
Total current assets	18,728	22,825

OTHER ASSET
Intangible asset – License	40,000	40,000
Accumulated amortization	(6,327)	(5,328)
Total other assets	33,673	34,672

TOTAL ASSETS	$ 52,401	$ 57,497

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 13,147	$ 11,647
Royalty fees payable	3,500	3,500
Due to shareholder	26,200	26,200
Deferred revenue	9,375	18,750
Total current liabilities	52,222	60,097

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, 200,000,000 shares authorized, of $.0001 par value;
33,001,000 issued and outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Accumulated deficit	(13,382)	(16,161)
Total shareholders’ equity (deficit)	179	(2,600)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$ 52,401	$ 57,497

The accompanying notes are an integral part of these condensed financial statements.

-F1-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended September 30, 2013	Three month period Ended, September 30, 2012

Revenues	$ 9,375	$ 15,000

General and Administrative Expenses:

Professional fees	5,000	5,000
Amortization	999	999
Royalties	-	750
Office and miscellaneous	597	514

Total expenses	6,596	7,263

Net income	$ 2,779	$ 7,737

Net income per common share - basic and diluted	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	33,001,000

The accompanying notes are an integral part of these condensed financial statements.

 -F2-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three month period Ended September 30, 2013	Three month period Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ 2,779	$ 7,737
Adjustments to reconcile net income to net cash produced (consumed) by operating activities:

Charges not requiring outlay of cash:
Amortization	999	999

Changes in assets and liabilities:
Decrease (increase) in license fee receivable	2,000	(5,000)
Increases in accrued expenses	1,500	1,500
Increase in royalty fee payable	-	750
Decrease in deferred revenue	(9,375)	-

Net cash produced (consumed) by operating activities	(2,097)	5,986

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase (decrease) in cash	(2,097)	5,986

Cash, at beginning of period	2,825	951

Cash, at end of period	$728	$ 6,937

The accompanying notes are an integral part of these condensed financial statements.

-F3-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc.as of September 30, 2013 and for the three month periods ended September 30, 2013 and 2012 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the three month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2014.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for year ended June 30, 2013.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Financial Statements and accompanying disclosures.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented assuming that the Company will continue as a concern.  As shown in the financial statements, the Company has almost no working capital, has an accumulated deficit of $13,382, and presently does not have the resources to accomplish its objectives during the next twelve months.  There is reliance on a single project, and also a concentration in customer base and geographic area.  The majority shareholder has stated intent to continue funding current expenditures, but there is no guarantee of this shareholder funding.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2012, the Company President advanced a total of $ 25,300 to fund working capital needs; that balance remains outstanding at September 30, 2013. There is no interest or stated terms of repayment on the advance.

NOTE 4 - LICENSE AGREEMENTS

The Company entered into a license agreement on February 8, 2012 with Quadra International Inc. ("Quadra") to license, market and operate a waste disposal system in a territory of the states of Johore and Selangor, Malaysia.  This license is for a period of twenty-five years and cost $40,000.  This was capitalized as an intangible asset and is being amortized by the straight line method over a 10 year period.  Under the terms of the licensing agreement, the Company was committed to purchase and install a Q1 pyrolic disposal system at a cost of $400,000 by April 30, 2013 or the agreement was to terminate.  The Company has negotiated an extension of the time limit for it to purchase and install the Q1 Pyrolic System.  The extension was for a fee of $15,000 expensed in the fiscal year ended June 30, 2013, and is until December 31, 2013.  The license agreement calls for royalty fees of 5% of the fees received from sub licensors and 3% of sales of by products generated from use of the system.

NOTE 5 - BUSINESS CONCENTRATIONS

The Company currently has concentrations in supplier, customer, product and geographic area.  As noted above the Company has an agreement allowing it to license the disposal technology.  It has entered into a sub-license agreement granting those rights to a single licensee.  The Company is not, however, limited to this activity.

NOTE 6 -  INCOME TAXES

The Company files federal income taxes on a cash basis.  There is a tax loss carryforward and a loss is anticipated for the current year, therefore, no tax is accrued.  No corresponding tax asset is recorded due to a valuation allowance.

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

On February 8, 2012 we entered into a Licensing Agreement (the “Agreement”) with Quadra International Inc. (“Quadra”), a manufacturer of the QI System.  The QI System processes organic waste into marketable by-products and is proprietary technology.  We obtained exclusive licensing rights in the states of Johore and Selangor, Malaysia for a period of 25 years.  We have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products.   The license fee was $ 40,000 and was paid May 8, 2012.    We were required to purchase and install the QI System at a fixed price of $ 400,000 before April 30, 2013.  In January 2013, our purchase requirement was extended by Quadra, to December 31, 2013, subject to terms and conditions to be negotiated.  We are subject to a royalty of 5% on licensee fees received from appointed sub-licensees as well as 3% on gross sales from by-product generated from any operated QI System in Johore.  We also have been assured that an option will be available to us to obtain exclusive license rights in other states and federal territories in Malaysia with license fees varying with each state and territory.

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

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger was subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 commencing March 1, 2012 and ending April 1, 2013.  As per our Agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was entitled to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by April 30, 2013. In January 2013, we extended the date of the purchase requirement to December 31, 2013 subject to terms and conditions to be negotiated.  We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

On April 26, 2013, we entered into an addendum to our February 15, 2012 Sub License Agreement with Zhunger whereby we granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, totalling $ 25,000. Zhunger has opted to pay the extension fee through installments.   The first payment for the extension has been received before the report date.  Zhunger has opted to pay the extension fee through installments.  The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be determined at a later date as approved by Quadra’s technical team.

The Sub License Agreement was also amended to increase the royalty fee on gross sales of by-products generated from the QI System from 3% to 5%.  In addition, we will have the sole option to participate in joint venture operations with Zhunger for a $ 150,000 investment for 50% equity of the joint venture. This option was to expire on September 30, 2013.

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

Liquidity and Capital Resources

As of September 30, 2013, we had assets totaling $ 52,401 comprised of cash in the amount of $ 728, net accounts receivable of $ 18,000, and our investment in the license in the amount of $ 33,673.  Our current liabilities as of September 30, 2013 totalled $ 52,222, comprised of $ 13,147 accounts payable for audit and consulting fees, $ 3,500 royalty payable to Quadra, $ 26,200 in shareholder loans and $ 9,375 in deferred revenue.

The Company will require approximately $ 30,000 to fund its working capital needs as follows:

Consulting fees – Periodic reports and Edgar/XBRL filing	10,000
Audit and accounting	15,000
Office and miscellaneous	5,000

Total	$ 30,000

As per our addendum to our Agreement with Quadra, we have extended our purchase deadline for one QI System from April 30, 2013 to December 31, 2013 in consideration of $ 15,000 which has been paid.  We have granted a similar extension to our sub licensee, Zhunger for a lump sum payment of $ 20,000; Zhunger has  the option of paying by 5 monthly installments from May 1 through September 1, totalling $ 25,000.  Zhunger has opted to pay the extension fee through monthly installments and therefore we will be financing our extension fee payable to Quadra in the amount of $ 15,000 through funds on hand, shareholder loans, or private placements and subsequently recouping costs from Zhunger throughout the 5 month payment term.

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

Results of Operations

For the three month period ended September 30, 2013, our revenues were $ 9,375 relating to the extension fee income from Zhunger.  The license fee is due the 1st of each month commencing May 1, 2013. The total amount due of $ 25,000 has been amortized over an 8 month period ending December 31, 2013.

For the three month period ended September 30, 2013, our expenses totalled $ 6,596, comprised primarily of audit and other professional service fees ($5,000) incurred in relation to the preparation and filing of our periodic reports.  Amortization of our license totaled $ 999.  Our license is being amortized on a straight line basis over a 10 year period.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Mining Safety Disclosres.

N/A

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 23, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE PROJECTS, INC.

Dated: November 15, 2013	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer