Form 10-Q
period 2014-03-31
CAMBRIDGE PROJECTS INC.
filed 2014-05-20
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of May 20, 2014.

CAMBRIDGE PROJECTS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS, INC.

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

CAMBRIDGE PROJECTS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2014	June 30, 2013

ASSETS

CURRENT ASSETS
Cash	$ 62	$ 2,825
License fee receivable	48,000	40,000
Less : allowance for doubtful accounts	(28,000)	(20,000)
Total current assets	20,062	22,825

OTHER ASSET
Intangible asset – License	35,000	40,000
Accumulated amortization	(8,325)	(5,328)
Total other assets	26,675	34,672

TOTAL ASSETS	$ 46,737	$ 57,497

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 20,265	$ 11,647
Royalty fees payable	3,500	3,500
Due to shareholder	30,810	26,200
Deferred revenue	22,500	18,750
Total current liabilities	77,075	60,097

SHAREHOLDERS’ DEFICIT

Common stock, 200,000,000 shares authorized, of $.0001 par value;
33,001,000 issued and outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Accumulated deficit	(43,899)	(16,161)
Total shareholders’ deficit	(30,338)	(2,600)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 46,737	$ 57,497

The accompanying notes are an integral part of these condensed financial statements.

-F1-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Month Period Ended March 31, 2014	Nine month period Ended, March 31, 2013	Three Month Period Ended March 31, 2014	Three month period Ended, March 31, 2013

Revenues	$ 26,250	$ 45,000	$ 7,500	$ 15,000

General and Administrative Expenses:
Extension fee	20,000	-	-	-
Professional fees	15,249	22,610	7,249	3,000
Amortization	2,997	2,997	999	999
Royalties	-	2,250	-	750
Office and miscellaneous	2,742	4,199	854	1,935
Impairment	5,000	-	-	-
Allowance for bad debts	8,000	-	4,000	-

Total expenses	53,988	32,056	13,102	6,684

Net income (loss)	$ (27,738)	$ 12,944	$ (5,602)	$ 8,316

Net income per common share - basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	33,001,000	33,001,000	33,001,000

The accompanying notes are an integral part of these condensed financial statements.

 -F2-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine month period ended March 31, 2014	Nine month period ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (27,738)	$ 12,944
Adjustments to reconcile net income to net cash produced (consumed) by operating activities:

Charges not requiring outlay of cash:
Amortization	2,997	2,997
Allowance for bad debts	8,000	-
Impairment	5,000	-

Changes in assets and liabilities:
Increase in license fee receivable	(8,000)	-
Increase in prepaid expense	-	(3,500)
Increases in accounts payable	8,618	105
Increase in royalty fee payable	-	2,250
Increase in deferred revenue	3,750	-

Net cash produced (consumed) by operating activities	(7,373)	14,796

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	4,610	-

Net cash produced by financing activities	4,610	-

Net increase (decrease) in cash	(2,763)	14,796

Cash, at beginning of period	2,825	951

Cash, at end of period	$ 62	$ 15,747

The accompanying notes are an integral part of these condensed financial statements.

-F3-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc.as of March 31, 2014 and for the three and nine month periods ended March 31, 2014 and 2013 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2014.

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

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a working capital deficit at March 31, 2014 of $57,013, and has an accumulated deficit of $43,899, and presently does not have the resources to accomplish its objectives during the next twelve months.  There is reliance on a single project, and also a concentration in customer base and geographic area.  The majority shareholder has stated intent to continue funding current expenditures, but there is no guarantee of this shareholder funding.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2014, the Company President advanced a total of $ 4,610 to fund working capital needs.  The balance due to the President at March 31, 2014 was $30,810.  There is no interest bearing or stated terms of repayment for these advances.

-F4-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 4 - LICENSE AGREEMENTS

The Company entered into a license agreement on February 8, 2012 with Quadra International Inc. ("Quadra") to license, market and operate a waste disposal system in the states of Johore and Selangor, Malaysia.  This license is for a period of twenty-five years and cost $40,000.  This was capitalized as an intangible asset and is being amortized by the straight line method over a 10 year period.  Under the terms of the licensing agreement, the Company was committed to purchase and install a QI pyrolic disposal system at a cost of $400,000 by April 30, 2013 or the agreement was to terminate.  The Company has negotiated an extension of the time limit for it to purchase and install the QI Pyrolic System.  The extension was for a fee of $15,000 expensed in the fiscal year ended June 30, 2013, and was until December 31, 2013.  The license agreement calls for royalty fees of 5% of the fees received from sub licensors and 3% of sales of by products generated from use of the system.

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

On November 19, 2013 the Company entered into a second extension agreement with Zhunger to extend the purchase date of the QI Pyrolic System until December 31, 2014 for compensation of $ 30,000 payable in monthly installments of $ 5,000 commencing December 1, 2013 until May 1, 2014.  The extension fee will be recognized as income over a twelve (12) month period from January 1, 2014 through December 31, 2014.

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore we have reduced the value of the asset by $5,000 to a net value of $26,675 based on probable future cash flows.

NOTE 5 - ACCOUNTS RECEIVABLE

Based on payment patterns the allowance for bad debts has been increased by $8,000 to $28,000.

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

-F5-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On April 7, 2014, the Company entered into an addendum agreement with its licensor, Quadra International Inc. (“Quadra”) to amend certain terms of the original agreement dated February 8, 2012 and November 18, 2013. Terms amended include the granting of additional territories to all states in Malaysia and a requirement to purchase a QI System on or before December 31, 2016 for consideration of $ 70,000, payable on or before April 30, 2014.  On April 17, 2014, the Company obtained a shareholder loan in the amount of $ 70,000 and such funds were remitted to Quadra for full payment.

On April 10, 2014, the Company entered into an addendum agreement with its sub licensor, Zhunger Capital Partners Inc. (“Zhunger”) to amend certain terms of the original agreement dated February 15, 2012 and November 19, 2013. Terms amended include the requirement to purchase a QI System by December 31, 2015 and for the extension in time, Zhunger shall pay a fee of $ 30,000 payable in monthly instalments of $5,000 per month, commencing August 1, 2014 to January 1, 2015 ( 6 payments in all).  The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option will expire on or before September 30, 2015.

Effective May 12, 2014, the Company’s independent accountant, Mr. Robert Jeffrey of Jeffrey and Company resigned.  His resignation was as a result of notification that Jeffery and Company is no longer registered with the Public Company Accounting Oversight Board.

On May 12, 2014, the Company appointed Michael F. Albanese as our independent accountant.  Mr. Albanese is registered with the Public Company Accounting Oversight Board.

-F6-

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

On February 8, 2012 we entered into a Licensing Agreement (the “Agreement”) with Quadra International Inc. (“Quadra”), a manufacturer of the QI System.  The QI System processes organic waste into marketable by-products and is proprietary technology.  We obtained exclusive licensing rights in the states of Johore and Selangor, Malaysia for a period of 25 years.  We have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products.   The license fee was $ 40,000 and was paid May 8, 2012.    We were required to purchase and install a QI System at a fixed price of $ 400,000 before April 30, 2013.  We are subject to a royalty of 5% on licensee fees received from appointed sub-licensees as well as 3% on gross sales from by-product generated from any operated QI System in Johore.  We were assured that an option would be available to us to obtain exclusive license rights in other states and federal territories in Malaysia with license fees varying with each state and territory.

On April 24, 2013, we signed an addendum to the February 8, 2012 Agreement with Quadra whereby we were granted an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 15,000 payable on or before May 15, 2013.  The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System would be decided at a later date as approved by Quadra’s technical team.

On November 18, 2013, we signed an addendum to the February 8, 2012 Agreement with Quadra whereby we were granted an extension of the purchase date for one QI System from December 31, 2013 to December 31, 2014 for an extension fee of $ 20,000 payable on or before November 30, 2013.  Full payment has been made.

On April 7, 2014, we entered into an addendum agreement with Quadra to amend certain terms of the original agreement dated February 8, 2012 and November 18, 2013. Terms amended include the granting of additional territories to all states in Malaysia and a requirement to purchase a QI System on or before December 31, 2016 for consideration of $ 70,000, payable on or before April 30, 2014.  On April 17, 2014, we obtained a shareholder loan in the amount of $ 70,000 and such funds were remitted to Quadra for full payment.

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

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger was subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 commencing March 1, 2012 and ending April 1, 2013.  As of March 31, 2014, the sub license fee has been paid in full.  As per our Agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was required to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by April 30, 2013. We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

On April 26, 2013, we entered into an addendum to our February 15, 2012 Sub License Agreement with Zhunger whereby we granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, totalling $ 25,000. Zhunger has opted to pay the extension fee through installments.  As of March 31, 2014, a total of $ 18,000 is currently owed.   The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be determined at a later date as approved by Quadra’s technical team.

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

On April 10, 2014, we entered into an addendum agreement with Zhunger to amend certain terms of the original agreement dated February 15, 2012 and November 18, 2013. Terms amended include the requirement to purchase a QI System by December 31, 2015 and for the extension in time, Zhunger shall pay a fee of $ 30,000 payable in monthly instalments of $5,000 per month, commencing August 1, 2014 to January 1, 2015 ( 6 payments in all).  The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option will expire on or before September 30, 2015.

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

Resignation of Independent Accountant

Effective May 12, 2014, the Company’s independent accountant, Mr. Robert Jeffrey of Jeffrey and Company resigned.  His resignation was as a result of notification that Jeffery and Company is no longer registered with the Public Company Accounting Oversight Board.

On May 12, 2014, the Company appointed Michael F. Albanese as our independent accountant.  Mr. Albanese is registered with the Public Company Accounting Oversight Board.

Liquidity and Capital Resources

As of March 31, 2014, we had assets totaling $ 46,737 comprised of cash in the amount of $ 62, net accounts receivable of $ 20,000, and our investment in the license in the amount of $ 26,675.  Our current liabilities as of March 31, 2014 totalled $ 77,075, comprised of $ 20,265 of accounts payable for audit and consulting fees, $ 3,500 royalty payable to Quadra, $ 30,810 in shareholder loans and $ 22,500 in deferred revenue as a result of amortizing Zhunger’s extension fee receivable of $ 30,000 over a twelve month period from January 1, 2014 through December 31, 2014.

We will require approximately $ 30,000 to fund our working capital needs as follows:

Consulting fees – Periodic reports and Edgar/XBRL filing	10,000
Audit and accounting	15,000
Office and miscellaneous	5,000

Total	$ 30,000

We expect to obtain financing through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  We are also anticipating fees receivable from Zhunger for payment of their extension fee as per our agreement dated November 19, 2013 and April 10, 2014 however there can be no assurance that such payments will be made on a timely basis.

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Results of Operations

For the nine month period ended March 31, 2014, our revenues were $ 26,250 of which $ 18,750 is relating to the extension (granted on April 26, 2013) fee income from Zhunger.  The license fee is due the 1st of each month commencing May 1, 2013. The total amount due of $ 25,000 has been amortized over an 8 month period ending December 31, 2013.  The remaining balance of $ 7,500 relates to Zhunger’s 2nd extension granted on November 19, 2013 for consideration of $ 30,000 which is being amortized over a 12 month period from January 1, 2014 through December 31, 2014.

For the nine month period ended March 31, 2013, our revenues were $ 45,000 relating to license fee income from Zhunger.  The license fee is due the 1st of each month commencing March 1, 2012.  We generated $ 15,000 ($ 5,000 per month) in license fee income for the three month period ended March 31, 2013.

For the nine month period ended March 31, 2014, our expenses totalled $ 53,988, comprised primarily of the $ 20,000 in extension fee paid to Quadra and also of audit and other professional service fees ($ 15,249) incurred in relation to the preparation and filing of our periodic reports.  Amortization of our license totaled $ 2,997.  Our license is being amortized on a straight line basis over a 10 year period.  The allowance for bad debts was increased by a change of $8,000 and an impairment charge was recognized in the amount of $5,000.

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

For the three month period ended March 31, 2014 and 2013, our revenues were $ 7,500 and $ 15,000, respectively relating to extension fee income from Zhunger.

For the three month period ended March 31, 2014 and 2013, our expenses were comprised primarily of audit and other professional service fees which are expected to vary.  Amortization of our license is expensed at $ 999 per quarter.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

N/A

Item 5.  Other Information.

On April 21, 2014, we filed a Form 8K - Item 1.01 Entry into Material Definitive Agreement announcing that on April 7, 2014, the Company entered into an addendum agreement with its licensor, Quadra International Inc. (“Quadra”) to amend certain terms of the original agreement dated February 8, 2012 and November 18, 2013.

On April 10, 2014, the Company entered into an addendum agreement with its sub licensor, Zhunger Capital Partners Inc. (“Zhunger”) to amend certain terms of the original agreement dated February 15, 2012 and November 19, 2013.

On May 20, 2014, we filed a Form 8K - Item 4.01 Changes in Registrant’s Certifying Accountant announcing that our independent accountant, Mr. Robert Jeffrey of Jeffrey and Company, has resigned effective May 12, 2014.  His resignation was as a result of notification that Jeffery and Company is no longer registered with the Public Company Accounting Oversight Board.

On May 12, 2014, we appointed Michael F. Albanese as our independent accountant.  Mr. Albanese is registered with the Public Company Accounting Oversight Board.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011.
*3.2	By-laws
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 23, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE PROJECTS, INC.

Dated: May 20, 2014	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer