Form 10-K
period 2014-06-30
CAMBRIDGE PROJECTS INC.
filed 2014-10-14
CIK 1528308

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2014
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________________

Commission file number: 000-54485

CAMBRIDGE PROJECTS INC.
(Name of small business issuer in its charter)
Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 East Liberty Street, Suite 200, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-666-4298

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common
(Title of class)	(Name of exchange on which registered)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 33,001,000 shares of common stock outstanding as of October 10, 2014.

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

On February 8, 2012 we entered into a Licensing Agreement (the “Agreement”) with Quadra International Inc. (“Quadra”), a manufacturer of the QI System.  The QI System processes organic waste into marketable by-products and is proprietary technology.  We obtained exclusive licensing rights in the states of Johore and Selangor, Malaysia for a period of 25 years.  We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products.   The license fee is $ 40,000.  We are obligated to purchase the QI System at a fixed price of

$ 400,000 by December 31, 2016 under various extension agreements mentioned below.    We are subject to a royalty of 5% on licensee fees received from appointed sub-licensees as well as 3% on gross sales from by-product generated from any operated QI System in Johore and Selangor.  We also have the option of obtaining exclusive license rights in other states and federal territories in Malaysia with license fees varying with each state and territory.

On April 24, 2013, we signed an addendum to the February 8, 2012 license agreement with Quadra whereby we were granted an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 15,000 which has been paid in full.  The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System may be completed later at a site to be approved by Quadra’s technical team.

On November 18, 2013, we entered into an agreement to extend the purchase date from December 31, 2013 to December 31, 2014 for consideration of $ 20,000 payable as a lump sum by November 30, 2013.  We have made full payment.

On April 7, 2014, we entered into an agreement with Quadra to acquire additional territories to include all thirteen (13) states for consideration of $ 70,000 wherein full payment was made.  We were also granted an extension in time to extend the purchase date of the QI System until December 31, 2016.

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

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger was subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 per month commencing March 1, 2012 ending, April 1, 2013.  Full payment has been made. As per our Agreement with Quadra, 5% of any sub license fees received is payable to Quadra on a quarterly basis.  As additional consideration, gross sales on by-products generated from the QI System will be subject to a 5% royalty fee of which 3% will be remitted to Quadra and 2% retained by us.  Zhunger is obligated to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by December 31, 2014 under various extension agreements as mentioned below.  We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture; however, an agreement has not materialized. There can be no assurance that any agreements will materialize.

On April 26, 2013, the Company entered into an addendum to our February 15, 2012 sub license agreement with Zhunger whereby the Company granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, 2013, totaling $ 25,000.  Zhunger chose the installment option.   The addendum also provides that although the purchase deadline was extended to December 31, 2013, the installation of the QI System shall be completed later at a site to be approved by Quadra’s technical team.

On November 19, 2013 we entered into a second extension agreement with Zhunger to extend the purchase date of the QI System from December 31, 2013 to December 31, 2014 for compensation of $ 30,000 payable in monthly installments of $ 5,000 commencing December 1, 2013 until May 1, 2014.  The extension fee will be recognized as income over a twelve (12) month period from January 1, 2014 through December 31, 2014.  Management assesses allowance for bad debts periodically and this estimate is based on the collectability of amounts owed to us under extensions from Zhunger.  Upon management’s review during the fourth quarter of the fiscal 2014 year, we have determined that there is substantial doubt of receipt of payment and will recognize extension fees as revenue upon receipt.

On April 10, 2014, we entered into an agreement with Zhunger to extend the purchase date of the QI Pyrolic System until December 31, 2015 for compensation of $ 30,000 payable in monthly installments of $ 5,000 commencing August 1, 2014 until January 1, 2015.  The extension fee will be recognized as income upon receipt as the result of the substantial doubt of receipt of payment. The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option will expire on September 30, 2015.

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

Effective October 28, 2011, we entered into a Sub-License Agreement with Zhunger to grant exclusive rights to sub-license, establish joint ventures to commercialize the QI System, and use and process organic waste, and sell related by-products generated from the QI System for a period of 25 years in the state of Johore, Malaysia.  Zhunger, as a sub licensee was subject to a sub-license fee of $ 70,000 which has been paid in full.  Under various extension agreements as mentioned above, Zhunger is obligated to purchase one QI System prior to December 31, 2015 for varying amounts as consideration. As per our Agreement with Quadra, 5% of the sub license fee is payable to Quadra on a quarterly basis.  As additional consideration, the joint venture will remit a 5% royalty fee on all gross sales generated, of which 3% will be remitted to Quadra and 2% retained by us.  We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

Markets – By Products

Management is unaware of any plan for recycling of used tires in Malaysia, resulting in used tires being discarded as garbage where they ultimately end up in landfills.  We believe that these discarded tires would provide a source of raw materials for us at little cost.

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

Marketing Strategy

By-products generated would be initially marketed throughout Malaysia.  Our target market is landscape horticulturalists.  We may expand our target market at a later time and such efforts to expand our marketing scope will be dependent on the success of our initial operations.

Distribution Methods and Installation

We currently do not have distribution methods to deliver by-products generated by the System.  We will explore methods of distribution subject to the market response upon initiation of operations.

New Products

We are not developing nor do we intend to distribute any other products in the foreseeable future.

Competition

Management is not aware of competition in Malaysia.   However emerging competitors may have significantly greater financial, marketing and other resources than we have.  Competitors have and may adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins and loss of market share.

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

Handling and Storage of Fuel Oil

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

Employees

As of to date, we had no full-time employees and no part-time employees.  We have engaged consultants who provides administrative support, marketing, legal and bookkeeping services to our company.

Principal Business Office & Administrative Branch Office

Our administrative office for North American investor relations and U.S. regulatory reporting is located at 245 East Liberty Street, Suite 200, Reno , Nevada, 89501, telephone: 702-666-4298.  Our company President, Mr. Samuels provides office space located at 26 Black Birch Way, # 15587, Kingston 6, Jamaica, WI and there is no charge for use of this office space.

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

We will require shareholder loans to meet our working capital needs.  Our Company President guarantees funding our working capital needs for the next 12 months however, we have no formalized agreements.  Subsequent to the 12 months, we may exhaust this source of funding at any time, which would cause us to cease operations.

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

If we do not receive funding through private placements or shareholder loans, we may be unable to continue meeting our minimum funding requirements.

Not including our obligation to purchase the QI System from Quadra, we require short term funding in the amount of approximately $ 70,000 in the next 12 months to fund our operations.  Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so.  We have no formal agreements with our shareholders.  Our Company President guarantees funding our working capital needs for the next 12 months however, we have no formalized agreements.  Subsequent to the 12 months, we may exhaust this source of funding at any time, which would cause us to cease operations.

We may not be able to compete effectively against our competitors, which could force us to curtail or cease business operations.

Many of our competitors worldwide have significantly greater name recognition, financial resources and larger distribution channels.  If we are not able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. We do not have any market share in the industry at this time.

We may face product liability for the product we sell.

We may become liable for any damage caused by our products when used in the manner intended.  Any such claim of liability, whether meritorious or not, could be time-consuming and result in costly litigation.  We do not carry insurance.  Any imposition of liability could severely harm our business.

We are dependent on the services of our President and the loss of his services could have a material adverse effect on our ability to carry on business.

We are substantially dependent upon the efforts and skills of our company President, Mr. Locksley Samuels. We do not have an employment contract and thus he has no obligation to fulfill his capacities as President for any specified period of time.   The loss of the services of Mr. Samuels will have a material effect on our business in that we would not have the necessary leadership to continue operations.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Principal Business Office

Our principal business office is located at 245 East Liberty Street, Suite 200, Reno, Nevada, 89501, Telephone: 702-666-4298.

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

Stockholders of Our Common Shares

As of June 30, 2014, we had 33,001,000 shares of our common stock outstanding.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock is Quicksilver Stock Transfer, with an address of 6623 Las Vegas Boulevard, South Street, Suite 255, Las Vegas Nevada, 89119, Telephone: 702-629-1883, Facsimile: 702-562-9791.

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

As of June 30, 2014 and as of to date, 33,001,000 common shares were outstanding.

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

Securities Authorized For Issuance Under Equity Compensation Plans

See above “Recent Sales of Securities”.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2014.

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

As per our agreements with Quadra, we obtained exclusive licensing rights for technology relating to the processing of organic waste into marketable by-products. We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the territory of Malaysia for a period of 25 years.   We acquired the licensing rights in Johore and Selangor for $ 40,000 on February 8, 2012 and acquire the rights for remaining states in Malaysia for $ 70,000 on April 7, 2014.  Full payment has been made.  We have the obligation to purchase from Quadra, the QI System at a fixed price of $ 400,000 by December 31, 2016.  Quadra may grant us additional extensions for a fee however there is no guarantee that such extensions will be available to us nor will we have sufficient working capital to settle extension fees granted. We are subject to a royalty of 5% on licensee fees received as well as 3% on gross sales from by-product sales generated from the QI System.

It is our intention to market the QI System to sub-licensees and parties interested in establishing joint ventures and establishing waste conversion operations.

We have granted Zhunger exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia for $ 70,000.  As per our Agreement with Quadra, 5% of any sub license fee received is payable to Quadra on a quarterly basis.  As additional consideration, gross sales on by-products generated from the QI System will be subject to a 5% royalty fee of which 3% will be remitted to Quadra and 2% retained by us.  Zhunger is obligated to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by December 31, 2015 subject to payments of extension fees. We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture; however, an agreement has not materialized. There can be no assurance that any agreements will materialize.

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

On August 11, 2014, we received a penalty assessment from the IRS in the amount of $ 10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period December 31, 2012.  Our fiscal year end is June 30 and for the fiscal years ended June 30, 2013 and 2012, we have filed in our tax returns Form 5472.   We are disputing this claim and has replied to the IRS in the required time frame stating these facts and as of to date, has not resolved the matter with the IRS.

Results of Operations

Revenues:

For the year ended June 30, 2014, revenues were $ 18,750 consisting of extension fees derived from agreements with Zhunger dated April 26, 2013 and November 19, 2013, allowing Zhunger to extend the purchase date of the QI System to December 31, 2013 (“Extension 1”) and December 31, 2014 (“Extension 2”), respectively.

Extension 1 was granted to Zhunger for $ 25,000 and is amortized from May 1, 2013 through December 31, 2013, total 8 months. Extension 1 was realized as revenue partially during the June 30, 2013 year end of $ 6,250 and the remaining balance realized as revenue during the June 30, 2014 year of $ 18,750.

Extension 2 was granted to Zhunger for $ 30,000 and is amortized from January 1, 2014 through December 31, 2014, total 12 months. Extension 2 revenue was recognized in the amount of $ 15,000  during the year end June 30, 2014.  Upon assessment of the collectability of this extension fee, management has deferred 50% of the revenue, or $ 15,000 as receipt of payment is not assured.  As a result, the net revenue recognized under Extension 2 is nil.

For the year ended June 30, 2013, revenues were $ 56,250 consisting primarily of license fees from Zhunger in the amount of $ 50,000, the remaining balance owed on the license granted on February 15, 2012 and recognized Extension 1 revenue of $ 6,250 as mentioned above.

The decrease in revenues of $ 18,750 and $ 56,250 generated in the year ended June 30, 2014 and 2013, respectively was primarily as a result of realizing revenue on full payment of the license fee from Zhunger in the amount of $ 50,000 in 2013.  The year ended June 30, 2014 consists only of revenues realized from Extension 1.

Expenses:

	June 30, 2014	June 30, 2013

Audit and review	$ 21,996	$ 11,147
Extension fee	20,000	15,000
Legal and professional	10,000	18,210
Allowance (reversal) for bad debts	(2,000)	20,000
Amortization	5,610	3,996
Impairment	15,000	-
Edgar and XBRL	3,827	3,962
Rent	2,000	2,500
Royalties	-	2,500
Other expenses	346	154
	$ 76,779	$ 77,469

Audit and Review - $ 21,996 (2014), $ 11,147 (2013)

Audit and review fees consist of amounts paid to our independent accountant for review and audit of our periodic reports and services for preparation of various tax forms. The increase from fiscal 2014 to 2013 was as a result of adjustments to increase accruals to reflect actual charges and also an increase in the fee for the audit for the 2014 fiscal year.

Extension fee - $ 20,000 (2014), $ 15,000 (2013)

Extensions to purchase the QI System from Quadra was granted to extend such date to December 31, 2013 for consideration of $ 15,000 as per our agreement dated April 25, 2013 and further granted to extend such date to December 31, 2014 for consideration of $ 20,000 as per our agreement dated November 18, 2013.

The increase in extension fees from year to year is solely based on Quadra’s discretion and there can be no assurance that further extensions will be granted.

Legal and Professional fees - $ 10,000 (2014), $ 18,210 (2013)

Our legal and professional fees consist of amounts expended for preparation of periodic reports, related compliance work, administrative support and bookkeeping services. In fiscal 2013, we incurred additional expenses to establish in house edgar/xbrl software, resulting in costs related to training and technical support in addition to incurring outsourced edgar/xbrl services. The costs to maintain in house services were deemed too costly and in fiscal 2014, all services were outsourced.

Allowance (reversal) for Bad Debts - $ -2,000 (2014), $ 20,000 (2013)

Our allowance for bad debts is based on the collectability of amounts owed to us under Extension 1 and 2 from Zhunger.  This amount is based on an estimate and assessed by management each quarter. Zhunger has made verbal commitments to settle all amount payable prior to December 31, 2014 and management has based its estimated on these statements.  There can be no assurance that such amounts will be settled. The $ (2,000) reversal was a result of reversing bad debt estimate based on management’s assessment of the collectability of this extension fee.  Management has deferred 50% of the revenue, or $ 15,000 as receipt of payment is not assured.  As a result, the net revenue recognized under Extension 2 is nil and related bad debt was reversed.  Please see above discussion on “Revenues”.

Amortization - $ 5,610 (2014), $ 3,996 (2013)

Our license is amortized over a 10 year useful life.  We initially acquired the license to operate in Johore and Selangor and on April 7, 2014, we acquired the license for remaining states in Malaysia. The increase is attributed to amortization incurred on our original license for Johore and Selangor in addition to amortization incurred for our additional license for all remaining states in Malaysia, recorded from April through June 30, 2014.

Impairment - $ 15,000 (2014), $ Nil (2013)

Impairment charges made against the value of our license.  We have determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no asset that is comparable.  Therefore we have reduced the value of the asset by $5,000 per quarter commencing December 31, 2013 based on probable future cash flows.

Edgar/XBRL - $ 3,827 (2014), $ 3,962 (2013)

Our edgar and XBRL charges are expected to remain relatively constant throughout the year. Our contract is based on a predetermined amount of financial statement tags and additional tags are charged on a per tag basis.

Rent - $ 2,000 (2014), $ 2,500 (2013)

We incurred rent charges of $ 500 per month for use of meeting rooms and use of telephone and fax lines.  The decrease was as a result of an additional $ 500 incurred in fiscal 2013 for board room rental charges. No additional rental charges were made in 2014.

Royalty fees - $ Nil (2014), $ 2,500 (2013)

Royalty fees are based on a 5% fee on all sub license fees receivable from Zhunger.  Sub license fees receivable from Zhunger spanned from a period from March 2012 through April 2013 at $ 5,000 per month, totaling $ 70,000.  All royalty fees were accrued in fiscal 2013.  Royalty fees are not applicable to extension fees granted to Zhunger.

Liquidity and Capital Resources

As of June 30, 2014, we had assets totaling $ 114,143, comprised primarily of intangible asset, net $ 84,062 and $ 48,000 in license fees receivable from Zhunger.  We have recorded $ 18,000 as an allowance for bad debts on license fees receivable from Zhunger based on our estimate of the collectability of the account.  As of June 30, 2014, amounts receivable from Zhunger for license fees consist of $ 18,000 from Extension 1 granted with monthly installments payable from the period from May 1, 2013 through September 30, 2013. The remaining balance of $ 30,000 is from Extension 2 granted with monthly installments payable from the period from December 1, 2013 through May 1, 2014.  Subsequent to the year end, in July 2014, we received a $ 5,000 payment from Zhunger to be applied towards amounts owed under Extension 1.

Extension 1 is amortized over an 8 month period commencing May 1, 2013 through December 31, 2013 with all revenues from this extension to be materialized.  A total of $ 18,750 was recognized in 2014 and $ 6,250 in 2013.  Extension 2 is amortized over a 12 month period commencing January 1, 2014 through December 31, 2014 of which $ 15,000 of revenue and $ 15,000 in deferred revenue was recognized in 2014.  Upon assessment of the collectability of this extension fee, management has deferred 50% of the revenue, or $ 15,000 as receipt of payment is not assured.  As a result, the net revenue recognized under Extension 2 is nil. Zhunger is in the process of making commitments to settle all amounts outstanding prior to December 31, 2014 and we have taken this into consideration in our estimation of amounts recorded for allowances for bad debt.

Our cash requirements for the next twelve months are $ 70,000.

Settlement of current accounts payables	$ 35,000
Audit and accounting	17,000
Legal and professional fees	10,000
Edgar/Xbrl	4,000
Rent and miscellaneous	4,000

Total	$ 70,000

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

Sources of Capital:

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

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement over plan of operations.

We also intend on receiving monthly installments on extension fees from Zhunger however there can be no assurance that such fees will be paid on a timely basis.

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $ 15,525 and cash provided by operating activities was $ 974 in 2014.

The increase in amortization was as a result of amortization being taken on our 2nd license granted for remaining states in Malaysia effective April 7, 2014.  Amortization on our licenses is based on a 10 year useful life.

The increase in impairment was as a result of a charge against our license based on the estimate of projected future cash flows to be generated from our license. We have determined that it is more likely than not that the value of the license has diminished.

The increase in license fee receivable relate to the extensions granted to Zhunger.  In 2013, $ 40,000 was owed on license fees of which have since been settled. The 2014 balance consists of 2 extension fees receivable for Extension 1 for $ 18,000 and Extension 2 for $ 30,000.

The increase in accounts payable was as a result in the increase in audit and review fees and an increase in amounts accrued to reflect the actual charge.  Also, in 2013, a large portion of professional fees paid to consultants were settled by withdrawals from a retainer account. There was no retainer account established in 2014 and all amounts have been accrued.

There were no changes in royalties’ payable as all amounts owed were accrued in 2013.  Extension fees receivable from Zhunger are not subject to a royalty fee.

The variances in deferred revenue are solely attributed to the amortization of Extension 1 and 2 over their respective periods ended December 31, 2013 and December 2014.

Investing and Financing Activities:

Our investing activities consist solely of our investment in the license of technology of the QI System and on April 7, 2014, we acquired the right to operate in the remaining states in Malaysia for $ 70,000 of which was paid in full.  All license acquisitions were funded through shareholder loans which have no stated terms of repayment or interest.

Our cash flows from financing activities were $ 82,781 in 2014 from a shareholder loan to fund working capital needs and consist primarily of a loan to fund the purchase of additional states in Malaysia as mentioned above. Our shareholder has also funded payments for our audit and review fees and also for edgar/xbrl fees.

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

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future debt or equity financing. Our Company President guarantees funding our working capital needs for the next 12 months however, we have no formalized agreements.  Subsequent to the 12 months, we may exhaust this source of funding at any time, which would cause us to cease operations.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

June 30, 2014 and 2013

Accountant’s Audit Report, F-1

Balance Sheets, F-2

Statements of Operations, F-3

Statements of Changes in Stockholders’ Equity, F-4

Statements of Cash Flows, F-5

Notes to Financial Statements, F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Cambridge Projects Inc.

We have audited the accompanying balance sheets of Cambridge Projects Inc. as of June 30, 2014 and 2013, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended June 30, 2014 and 2013.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cambridge Projects Inc. as of June 30, 2014 and 2013, and the results of its operations and cash flows for the years ended June 30, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

_________________________________

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

October 10, 2014

-F1-

CAMBRIDGE PROJECTS INC.

BALANCE SHEETS

	June 30, 2014	June 30, 2013
ASSETS

Current Asset:
Cash	$ 81	$ 2,825
License fee receivable	48,000	40,000
Less: allowance for doubtful accounts	(18,000)	(20,000)
Total current assets	30,081	22,825

Other Asset
Intangible asset – License	110,000	40,000
Less: accumulated amortization	(10,938)	(5,328)
Less: impairment	(15,000)	-
Total other assets	84,062	34,672

Total Assets	$ 114,143	$ 57,497

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$ 32,291	$ 11,647
Royalty fees payable	3,500	3,500
Due to shareholder	108,981	26,200
Deferred revenue	30,000	18,750
Total current liabilities	174,772	60,097

Shareholders’ Deficit:
Common stock, $.0001 par value, 200,000,000 shares authorized, 33,001,000 shares outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Accumulated deficit	(74,190)	(16,161)
Total shareholders’ deficit	(60,629)	(2,600)

Total Liabilities and Shareholders’ Deficit	$ 114,143	$ 57,497

These accompanying notes are an integral part of these financial statements.

-F2-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2014 and 2013

	2014	2013

Revenue	$ 18,750	$56,250

Expenses:
Audit and review	21,996	11,147
Extension fee	20,000	15,000
Impairment	15,000	-
Legal and professional	10,000	18,210
Other	9,783	33,112

Total expenses	76,779	77,469

Net loss	$ (58,029)	$ (21,219)

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	33,001,000

These accompanying notes are an integral part of these financial statements.

-F3-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2014 and 2013

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Total
	Shares	Amount
Balance June 30, 2011	21,600,000	$ 2,160	$ -	$ (2,160)	$ -

Common shares issued	11,401,000	1,140	10,261	-	11,401

Net income for year	-	-	-	7,218	7,218

Balance June 30, 2012	33,001,000	3,300	10,261	5,058	18,619

Net loss for year	-	-	-	(21,219)	(21,219)

Balance June 30, 2013	33,001,000	$ 3,300	$ 10,261	$ (16,161)	$ (2,600)

Net loss for year	-	-	-	(58,029)	(58,029)

Balance June 30, 2014	33,001,000	$3,300	$ 10,261	$ (74,190)	$ (60,629)

These accompanying notes are an integral part of these financial statements.

-F4-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATIONS:
Net loss	$ (58,029)	$ (21,219)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Charges not requiring outlay of cash:
Amortization	5,610	3,996
Impairment	15,000	-
Allowance for doubtful accounts	(2,000)	20,000
Changes in assets and liabilities:
Increases in license fee receivable	(8,000)	(25,000)
Increases in accounts payable	20,644	1,947
Increases in royalty fee payable	-	2,500
Increase (decrease) in deferred revenue	11,250	18,750
Net Cash Provided (Used) by Operating Activities	(15,525)	974

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	(70,000)	-

Net Cash Used by Investing Activities	(70,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued	-	-
Proceeds from shareholder loans	82,781	900

Net Cash Provided by Financing Activities	82,781	900

Net increase (decrease) in cash	(2,744)	1,874

Cash balance, beginning of year	2,825	951

Cash balance, end of year	$ 81	$ 2,825

These accompanying notes are an integral part of these financial statements.

-F5-

CAMBRIDGE PROJECTS INC.

NOTE TO FINANCIAL STATEMENTS

June 30, 2014

Note 1 – Nature of Operations

Cambridge Projects Inc. was incorporated in Nevada on March 11, 2011.

On February 8, 2012 the Company entered into a Licensing Agreement (the “Agreement”) with Quadra International Inc. (“Quadra”), the manufacturer of the QI System.  The QI System processes organic waste to marketable by-products and is proprietary technology.  The Company obtained exclusive licensing rights in the states of Johore and Selangor, Malaysia for a period of 25 years.  The Company will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products.   The license fee is $ 40,000.  The Company was obligated to purchase from Quadra a QI System at a fixed price of $ 400,000 and complete installation of the system by April 30, 2013 however has received an extension on such date to December 31, 2016 as mentioned below.  The Company is subject to a royalty of 5% on licensee fees received from appointed sub-licensees as well as a 3% commission on gross sales of by-products generated from an operated QI System in Johore.

On April 24, 2013, the Company signed an addendum to the February 8, 2012 license agreement with Quadra whereby the Company was granted an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 15,000 which has been paid in full.  (The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System may be completed later at a site to be approved by Quadra’s technical team).

On November 18, 2013, the Company entered into an agreement to extend the time limit to purchase and install the QI System to December 31, 2014 for consideration of $ 20,000 payable as a lump sum by November 30, 2013.  The Company has made full payment.

On April 7, 2014, the Company entered into an agreement with Quadra to acquire additional territories to include all thirteen (13) states in Malaysia for consideration of $ 70,000 wherein full payment was made.  The Company was granted an extension in time to extend the purchase date of the QI System until December 31, 2016.

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

On April 26, 2013, the Company entered into an addendum to the February 15, 2012 sub license agreement with Zhunger whereby the Company granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, 2013, totaling $ 25,000.  Zhunger chose the installment option.   (The addendum also provides that, although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be decided at a later date as approved by Quadra’s technical team).

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

-F6-

CAMBRIDGE PROJECTS INC.

NOTE TO FINANCIAL STATEMENTS

June 30, 2014

Note 1 – Nature of Operations, continued

On April 10, 2014, the Company entered into an agreement with Zhunger to extend the purchase date of the QI System until December 31, 2015 for consideration of $ 30,000 payable in monthly installments of $ 5,000 commencing August 1, 2014 until January 1, 2015.  The extension fee will be recognized as income over a twelve (12) month period from January 1, 2015 through December 31, 2015. Upon assessment of the collectability of this extension fee, management has deferred 50% of the revenue, or $ 15,000 as receipt of payment is not assured.  As a result, the net revenue recognized under this extension is nil. The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option will expire on September 30, 2015.

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore we have reduced the value of the asset by $ 15,000 to a net value of $ 84,062 based on probable future cash flows.

Note 2 – Amendments to Development Stage Entity Reporting Requirements

The Company follows Topic 915 of the (FASB) Accounting Standards Codification (ASC) for disclosures on development stage reporting requirements.  Topic 915 eliminates the requirements for development stage entities to (1) present inception to date information in the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years I had been in the development stage.  Topic 915 is effective for annual reporting periods beginning after December 15, 2014 and interims therein. Early application of Topic 915 is permitted for any annual reporting period for which the entities financial statements have not been issued or made available for issuance. The Company has opted to adopt Topic 915 earlier than the effective date as this did not have a material effect on the financial statements.

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

June 30, 2014

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2014, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from March 11, 2011 (inception) through June 30, 2014.  Unless otherwise disclosed the fair value of the Company financial instruments, including cash, license fees receivable and accounts and royalty fees payable, approximate the recorded value due to their short term maturities.

Concentrations

The Company has an exclusive marketing arrangement to license and operate a waste disposal system in the sales territory all thirteen states of Malaysia.  It is committed under that license agreement, as extended, to purchase and install one of these systems by December 31, 2013.  The Company has entered into a joint venture agreement with a third party to develop and operate the system.  If the project does not proceed, all liabilities and responsibilities under the contract end.  The probable loss should that occur would be the net balance in accounts receivable.  The maximum loss would be that the Company discontinue operations at that time.

There is also a concentration in business with only a single project pending.  There is a concentration in credit risk in that all receivables are from one licensee as noted.

Amortization

Capitalized license rights as described in Note 1 are being amortized over a ten-year period.

-F8-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  (Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock and the number of potentially outstanding shares of common stock during each period.)

Recently issued accounting standards

Management does not believe that any recently issued accounting pronouncements would have a material effect on the accompanying financial statements.

-F9-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

Note 4 - Related Party Transaction

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its resident agent at no charge. Management estimates the value of such space and equipment to be insignificant.

During year ended June 30, 2013, the Company President advanced $ 26,200 to the Company to fund working capital needs; during the year ended June 30, 2014 he advanced another $ 82,781 and the total advanced as of June 30, 2014 is $ 108,981.  The majority of the funds advanced in 2014 were for the purpose of funding the license for additional territories in Malaysia for $ 70,000 as per the April 7, 2014 agreement with Quadra.  All advances made from inception to date bear no interest and are due on demand.

Mr. Samuels holds 21,600,000 shares of common stock representing 65% of our outstanding common stock. Mr. Samuels’ spouse holds 1,000,000 shares of common stock directly and her holding represents 3% of our outstanding common stock. Together their holdings total 68% of the Company’s outstanding common stock.

The Company’s sub licensor, Zhunger holds 1,000,000 shares of our common stock for the fiscal years ended June 30, 2013 and 2014.  Zhunger’s shares represent 3% of the Company’s outstanding common stock.

Note 5- Common Stock

Effective December 5, 2011, the Company entered into share subscription agreements with 32 shareholders for the sale of 11,401,000 common shares at $ 0.001 per share for total proceeds of $ 11,401.  The 11,401,000 share issuance includes the shares of common stock in the amount of 1,000,000 issued to Zhunger and 1,000,000 issued to the spouse of Mr. Samuels.

Note 6 - Income Taxes

The Company files its tax returns on a cash basis and has shown losses since inception.  As a result it has incurred no income tax.  The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The total of these NOL's at June 30, 2014 was $ 38,400.  The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded a noncurrent deferred tax asset as presented below.  The valuation allowance decreased during 2013 by $ 5,420, the result of a cash basis income for the year ended June 30, 2014.

Deferred Tax Asset	$ 5,760
Valuation Allowance	(5,760)
Balance Recognized	$ 0

If not used, these carryforwards will expire during years ended June 30 as listed below:

2032	$ 2,264
2033	$ 0
2034	$ 36,136

A reconciliation of the taxes calculated using statutory rates to pretax income with the provisions for income taxes is presented below:

	2014	2013
Taxes calculated using the statutory rate	$ 0	$ 0
Tax effect of net operating losses	(5,420)	(1,152)
Tax effect of revenue deferral & accruals	5,420	1,152
Provision for income taxes	$ 0	$ 0

Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2010 to 2014 were still exposed to audit as of June 30, 2014.

-F10-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

Note 7-  Supplemental Cash Flows Information

There was no cash paid during either the year 2014 and 2013 for interest or income taxes.

There were no non cash financing or investing transactions during either the year 2014 or 2013.

Note 8 - Revenue Recognition

Revenue is derived from licensing agreements.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectability is probable.

The Company has treated revenue from the extension fee from Zhunger as a sale, with recognition of equal monthly amounts over a period ending December 31, 2014 and December 31, 2015 under extension agreements dated November 18, 2013 and April 10, 2014, when the project will either continue under the license fee agreement or all rights will terminate.  During the year ended June 30, 2014 this has resulted in revenue recognized of $ 18,750 and deferred revenue of $ 30,000.  Additionally $50,000 is recognized from the original contract during the year ended June 30, 2013.

Note 9 - Expenses

Significant expenses include the following:

	June 30, 2014	June 30, 2013

Audit and review	$ 21,996	$ 11,147
Extension fee	20,000	15,000
Legal and professional	10,000	18,210
Allowance (reversal) for bad debts	(2,000)	20,000
Amortization	5,610	3,996
Impairment	15,000	-
Edgar and XBRL	3,827	3,962
Rent	2,000	2,500
Royalties	-	2,500
Other expenses	346	154
	$ 76,779	$ 77,469

-F11-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

Note 10 – Resignation of Independent Accountant

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

Note 11 – Subsequent Event

On August 7, 2014, the shareholders of the Company approved an amendment to the Articles of Incorporation and Bylaws to change the number of the authorized capital of common stock from Two Hundred Million (200,000,000) to One Hundred Ninety Five Million (195,000,000), par value of $ 0.0001.  Each common stock has one (1) vote. The shareholders also approved the establishment of a Preferred Stock class with an authorized capital of Five Million (5,000,000), par value of $ 0.0001. Each Preferred Stock has one hundred (100) votes.

On August 11, 2014, the Company received a penalty assessment from the IRS in the amount of $ 10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period December 31, 2012.  The Company’s fiscal year end is June 30 and for the fiscal years ended June 30, 2013 and 2012, the Company has filed in its tax returns Form 5472.   The Company is disputing this claim and has replied to the IRS in the required time frame stating these facts and as of this report date, has not resolved the matter with the IRS.

-F12-

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

As of June 30, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of  the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 1992 Framework. Our management has concluded that, as of June 30, 2014, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.             OTHER INFORMATION

On April 21, 2014, we filed a Form 8K, Item 1.01, announcing our agreement with Quadra dated April 7, 2014 and agreement with Zhunger dated April 10, 2014.  The agreement with Quadra provided us with rights to additional territories in Malaysia and the agreement with Zhunger provided an extension in the purchase date requirement.

On May 20, 2014, we filed a Form 8K, Item 4.01 announcing the resignation of our independent accountant and the appointment of a successor effective May 12, 2014.

On June 17, 2014, we filed a Form 8K/A, Item 4.01 and 9.01 to amend the original Form 8K filed on May 20, 2014 to comply with Regulation SK Item 304 and to also include exhibit 16.1 containing the auditor consent letter.

On September 3, 2014, we filed a Form 8K, Item 5.03 and 9.01 to announce that on August 7, 2014, the shareholders approved an amendment to the Articles of Incorporation and Bylaws to change the number of the authorized capital of common stock from Two Hundred Million (200,000,000) to One Hundred Ninety Five Million (195,000,000), par value of $ 0.0001.  Each common stock has one (1) vote. The shareholders also approved the establishment of a Preferred Stock class with an authorized capital of Five Million (5,000,000), par value of $ 0.0001. Each Preferred Stock has one hundred (100) votes.

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

Name	Age	Position	Period Serving	Term (1)
Locksley Samuels	63	President, CEO, CAO, CFO, Director, Treasurer, Secretary	March 11, 2014 through March 10, 2015	1 year

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

Investor Relations

As of June 30, 2014, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission.   As of the year ended June 30, 2014, our officers and directors have complied with Section 16(a).

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

ITEM 11.              EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2014 and 2013; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Locksley Samuels President, CEO, CFO	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Mr. Samuels provides office space located at 26 Black Birch Way, # 15587, Kingston 6, Jamaica, WI and there is no charge for use of this office space.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2014.

Option Exercises

During our Fiscal year ended June 30, 2014 there were no options exercised by our named officers.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of June 30, 2014 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

(1)       Based on 33,001,000 shares outstanding as of June 30, 2014.

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

Within the 11,401,000 shares issued, our sub licensor, Zhunger holds 1,000,000 shares of our common stock for the fiscal years ended June 30, 2013 and 2014.  Zhunger’s shares represent 3% of the Company’s outstanding common stock. Also within the 11,401,000 shares issued, Mr. Samuels’ spouse holds 1,000,000 shares of common stock directly and her holding represents 3% of our outstanding common stock. Together with Mr. Samuels’ common stock, their holdings total 68% of our outstanding common stock.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2014	2013
Audit fees	$ 16,500	$ 5,200
Audit related fees		6,000
Tax fees	-	-
All other fees	-	-

Total	$16,500	$ 10,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Resignation of Jeffrey & Co.:

On May 6, 2014, the registration of our independent registered public accounting firm, Jeffrey & Company, was revoked by the Public Company Accounting Oversight Board. On May 12, 2014, the Jeffrey & Company (“Former Auditor”) resigned as the Registrant’s auditor.

The Former Auditor was the independent registered public accounting firm for the Registrant from June 15, 2011 until May 12, 2014.

Appointment of a New Independent Registered Public Accounting Firm:

On May 12, 2014, the Registrant engaged Michael F. Albanese as the Registrant’s new independent registered public accounting firm. The appointment of Michael F. Albanese was approved by the Registrant’s Board of Directors.

The Form 8K/A filed with the SEC on June 17, 2014 is incorporated by reference.

Our next shareholder’s meeting will be held on March 10, 2015.  As of to date, there are no plans to have Mr. Albanese present at the meeting.

ITEM 15.              EXHIBITS

(a)      Financial Statements

1.       Financial statements for our company are listed in the index under Item 8 of this document

2.       All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws:
3.1	Certificate of Incorporation dated March 11, 2011*
3.1(a)	Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on August 7, 2014**
3.2	Bylaws*
3.2(a)	Amended Bylaws**
10.1	Stock Purchase Agreement*
31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the annual report on Form 10-K of the Company for the year ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

* Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 23, 2011, and incorporated herein by this reference.

** Filed as and exhibits to the Company’s Form 8K, as filed with the SEC on September 3, 2014, and incorporated herein by this reference.

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBRIDGE PROJECTS INC.

Date:      October 10, 2014

                /s/ Locksley Samuels

By:

Locksley Samuels

President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Locksley Samuels	President, CEO, CFO, Treasurer and Director	October 10, 2014
Locksley Samuels