Form 10-Q
period 2014-09-30
CAMBRIDGE PROJECTS INC.
filed 2014-11-17
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54485

Cambridge Projects, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

245 East Liberty Street, Suite 200, Reno, Nevada, 89501

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of November 7, 2014.

CAMBRIDGE PROJECTS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS, INC.

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

CAMBRIDGE PROJECTS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS

CURRENT ASSETS
Cash	$ 817	$ 81
License fee receivable	73,000	48,000
Less : allowance for doubtful accounts	(18,000)	(18,000)
Total current assets	55,817	30,081

OTHER ASSET
Intangible asset – License	110,000	110,000
Less: Accumulated amortization	(13,687)	(10,938)
Less: Impairment	(20,000)	(15,000)
Total other assets	76,313	84,062

TOTAL ASSETS	$ 132,130	$ 114,143

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 32,291	$ 32,291
Royalty fees payable	3,500	3,500
Due to shareholder	114,481	108,981
Deferred revenue	60,000	30,000
Total current liabilities	210,272	174,772

COMMITMENT AND CONTINGENCIES – Note 2	-	-

SHAREHOLDERS’ DEFICIT

Common stock, 195,000 and 200,000,000 shares authorized, respectively of $.0001 par value; 33,001,000 issued and outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Accumulated deficit	(91,703)	(74,190)
Total shareholders’ deficit	(78,142)	(60,629)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 132,130	$ 114,143

The accompanying notes are an integral part of these condensed financial statements.

-F1-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2014	2013

Revenues	$ -	$ 9,375

General and Administrative Expenses:
Professional fees	9,000	5,000
Impairment	5,000	-
Amortization	2,749	999
Office and miscellaneous	764	597

Total expenses	17,513	6,596

Net income (loss)	$ (17,513)	$ 2,779

Net income per common share - basic and diluted	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	33,001,000

The accompanying notes are an integral part of these condensed financial statements.

 -F2-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (17,513)	$ 2,779
Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Charges not requiring outlay of cash:
Amortization	2,749	999
Impairment	5,000	-

Changes in assets and liabilities:
Decrease (increase) in license fee receivable	(25,000)	2,000
Increases in accounts payable	-	1,500
Increase (decrease) in deferred revenue	30,000	(9,375)

Net cash provided by (used for) operating activities	(4,764)	(2,097)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	5,500	-

Net cash provided by financing activities	5,500	-

Net increase (decrease) in cash	736	(2,097)

Cash, at beginning of period	81	2,825

Cash, at end of period	$ 817	$ 728

The accompanying notes are an integral part of these condensed financial statements.

-F3-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc. for the three month periods ended September 30, 2014 and 2013 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the three month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2015.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for year ended June 30, 2014.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Financial Statements and accompanying disclosures.

NOTE 2 – COMMITMENT AND CONTINGENCIES

The Company is obligated to purchase the QI System at a fixed price of $400,000 by December 31, 2016 under various extension agreements mentioned below.  There is reliance on a single project, and also a concentration in customer base and geographic area.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2014, the Company President advanced a total of $ 5,500 to fund working capital needs.  The balance due to the President at September 30, 2014 was $ 114,481.  There is no interest bearing or stated terms of repayment for these advances.

-F4-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 4 - LICENSE AGREEMENTS

The Company entered into a license agreement on February 8, 2012 with Quadra International Inc. ("Quadra") to license, market and operate a pyrolic waste disposal system (“Q1 System”) in the states of Johore and Selangor, Malaysia.  This license is for a period of twenty-five years and cost $40,000.  This was capitalized as an intangible asset and is being amortized by the straight line method over a 10 year period.  Under the terms of the licensing agreement, the Company is committed to purchase and install a QI System at a cost of $400,000 by December 31, 2016 under addendum agreements dated April 24, 2013, November 18, 2013 and April 7, 2014.  Consideration for such extensions has been paid in full.  The license agreement calls for royalty fees of 5% of the fees received from sub licensors and 3% of sales of by products generated from use of the system.

The April 7, 2014 the addendum agreement with Quadra also amended terms to include the granting of additional territories to all states in Malaysia for consideration of $ 70,000, payable on or before April 30, 2014.  Full payment has been made.

The Company entered into a sub-license agreement on February 15, 2012 with Zhunger Capital Partners Inc. ("Zhunger”), a licensee domiciled in Taiwan to operate the QI System in the territory of Johore.  The license rights were sold for $70,000 payable.  The Company has entered into an extension agreement with Zhunger dated April 26, 2013, November 19, 2013 and April 10, 2014 to extend the purchase date of the QI Pyrolic System until December 31, 2015 for compensation of $ 25,000, $ 30,000, and $ 30,000, respectively.

The April 10, 2014 addendum agreement with Zhunger also amended the term to grant the Company the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option will expire on or before September 30, 2015.

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore we have reduced the value of the asset by

$ 20,000 to a net value of $ 76,313 based on probable future cash flows.

NOTE 5 - ACCOUNTS RECEIVABLE

Based on payment patterns the allowance for bad debts is $ 18,000. The reserve remains unchanged since June 30, 2014 as management has determined that there is substantial doubt as to the collectability of extension payments from Zhunger and will recognized revenue on extension agreements dated November 19, 2013 and April 10, 2014 based upon receipt as opposed to amortizing such amounts over the term of the agreement.

NOTE 6 - BUSINESS CONCENTRATIONS

The Company currently has concentrations in supplier, customer, product and geographic area.  As noted above the Company has an agreement allowing it to license the disposal technology.  It has entered into a sub-license agreement granting those rights to a single licensee.  The Company is not, however, limited to this activity.

-F5-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 7 - INCOME TAXES

The Company files federal income taxes on a cash basis.  There is a tax loss carryforward and a loss is anticipated for the current year, therefore, no tax is accrued.  No corresponding tax asset is recorded due to a valuation allowance.

On August 11, 2014, the Company received a penalty assessment from the IRS in the amount of $ 10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period December 31, 2012.  The Company’s fiscal year end is June 30 and for the fiscal years ended June 30, 2013 and 2012, the Company has filed in its tax returns Form 5472.   The Company is disputing this claim and has replied to the IRS in the required time frame stating these facts.  Please see below “Subsequent Event”.

NOTE 8 – COMMON AND PREFERRED STOCK

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

NOTE 9 – SUBSEQUENT EVENT

On October 24, 2014, the Company received verbal confirmation from the IRS that the $ 10,000 assessment relating to the December 31, 2012 tax period, as mentioned in note 7, was cancelled upon receipt of filing of the Form 5472.

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

Description of Business

The Company was incorporated in the State of Nevada on March 11, 2011 (Inception) and maintains its principal executive office at 245 East Liberty Street, Suite 200, Reno, Nevada, 89501.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2011, and since its effectiveness the Company has focused its efforts to identify a possible business combination.

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

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger was subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 commencing March 1, 2012 and ending April 1, 2013.  As of September 30, 2014, the sub license fee has been paid in full.  As per our Agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was required to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by April 30, 2013. We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

On April 26, 2013, we entered into an addendum to our February 15, 2012 Sub License Agreement with Zhunger whereby we granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, totalling $ 25,000. Zhunger has opted to pay the extension fee through installments.  As of September 30, 2014, a total of $ 18,000 is currently owed.   The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be determined at a later date as approved by Quadra’s technical team.

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

We are under negotiations with Zhunger to reduce the amounts Zhunger owes to us under the Sub License Agreement and addendum agreements for the reasons that Zhunger has expended considerable amounts on marketing and other related costs pertaining to establishing an operational QI System in the Territory. We expect to finalize such negotiations by the next quarter end.

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

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore we have reduced the value of the asset by $20,000 to a net value of $ 76,313 based on probable future cash flows.

IRS Assessment

On August 11, 2014, the Company received a penalty assessment from the IRS in the amount of $ 10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period December 31, 2012.  The Company’s fiscal year end is June 30 and for the fiscal years ended June 30, 2013 and 2012, the Company has filed in its tax returns Form 5472.   The Company is disputing this claim and has replied to the IRS in the required time frame stating these facts.

On October 24, 2014, we received verbal confirmation from the IRS that the $ 10,000 assessment relating to the December 31, 2012 tax period was cancelled upon receipt of filing of the Form 5472.

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

Liquidity and Capital Resources

As of September 30, 2014, we had a negative working capital of $ 154,455.  Our current assets consist primarily of $ 73,000 in license fees (extension fees) receivable from Zhunger and such fees have not been received on a timely basis.   The $ 73,000 is comprised of $ 13,000 in fees owing under the April 26, 2013 agreement, and $ 30,000 each for agreements dated November 19, 2013 and April 10, 2014.  Of the $ 73,000 total, $ 58,000 is overdue.  Management has substantial doubt as to the collectability of these amounts as therefore will recognize revenue on extension agreements dated November 19, 2013 and April 10, 2014 in the amount of $ 60,000 upon receipt as opposed to amortizing such amounts over the term of the agreement.

Our current assets consist primarily of amounts due to our company President and shareholder in the amount of $ 114,481 and deferred revenue of $ 60,000 relating to extension fees receivable from Zhunger as discussed above.  The amounts due to our shareholder are due on demand with no interest. Our  company President is committed to providing for our minimum working capital needs for the next 12 months and we do not expect previous loan amounts to be payable for the next 12 months. However we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

We will require approximately $ 71,000 to fund our working capital needs as follows:

Settlement of account payable	33,000
Audit and accounting	17,000
Consulting fees – Periodic reports and Edgar/XBRL filing	15,000
Office and miscellaneous	6,000
Total	$ 71,000

We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future.

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.  We are also anticipating fees receivable from Zhunger for payment of their extension fee as per our agreements dated April 26, 2013, November 19, 2013 and April 10, 2014 however there can be no assurance that such payments will be made on a timely basis.  The majority shareholder has stated intent to continue funding current expenditures, but there is no guarantee of this shareholder funding. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Results of Operations

For the three month period ended September 30, 2014, we did not generate any revenues based upon management’s decision to recognize revenue upon receipt as opposed to amortizing amounts over the term of the agreement.  For the three month period ended September 30, 2013, our revenues were $ 9,375 relating to the extension agreement dated April 26, 2013 of which $ 25,000 was amortized from May through December 2013.

For the nine month period ended September 30, 2014, our expenses totalled $ 17,513.

	2014	2013
General and Administrative Expenses:
Professional fees	$ 9,000	$ 5,000
Impairment	5,000	-
Amortization	2,749	999
Office and miscellaneous	764	597

Total expenses	$ 17,513	$ 6,596

Our professional fees increased as a result of an increase in audit fees and also a charge relating to the re-audit of our 2013 financial statements.  We do not anticipate this charge in the future.

Management regularly assesses the value of our license and has determined that the value has more than likely, diminished. As a result, management believes it would be conservative to recognized impairment of $ 5,000 per quarter.

Our amortization expense increased as the 2014 amount includes amortization for our 2nd license granted on April 7, 2014 for all remaining territories in Malaysia. The 2nd license was purchased for $ 70,000 and is amortized over a 10 year period.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011*
3.1(a)	Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on August 7, 2014**
3.2	By-laws*
3.2(a)	Amended Bylaws**
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

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

CAMBRIDGE PROJECTS INC.
Dated: November 7, 2014	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer