Form 10-Q
period 2014-12-31
CAMBRIDGE PROJECTS INC.
filed 2015-02-12
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of February 11, 2015.

CAMBRIDGE PROJECTS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS, INC.

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2014

CAMBRIDGE PROJECTS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2014	June 30, 2014

ASSETS

CURRENT ASSETS
Cash	$ 775	$ 81
License fee receivable	73,000	48,000
Less : allowance for doubtful accounts	(18,000)	(18,000)
Total current assets	55,775	30,081

OTHER ASSET
Intangible asset – License	110,000	110,000
Less: Accumulated amortization	(16,436)	(10,938)
Less: Impairment	(25,000)	(15,000)
Total other assets	68,564	84,062

TOTAL ASSETS	$ 124,339	$ 114,143

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 31,520	$ 32,291
Assessment payable	10,000	-
Royalty fees payable	3,500	3,500
Due to shareholder	123,294	108,981
Deferred revenue	60,000	30,000
Total current liabilities	228,314	174,772

COMMITMENT AND CONTINGENCIES – Note 2	-	-

SHAREHOLDERS’ DEFICIT

Preferred stock, 5,000,000 shares authorized of $.0001 par value; none issued and outstanding	-	-
Common stock, 195,000,000 and 200,000,000 shares authorized, respectively of $.0001 par value; 33,001,000 issued and outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Accumulated deficit	(117,536)	(74,190)
Total shareholders’ deficit	(103,975)	(60,629)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 124,339	$ 114,143

The accompanying notes are an integral part of these condensed financial statements.

-F1-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013

Revenues	$ -	$ 18,750	$ -	$ 9,375

General and Administrative Expenses:
Professional fees	16,542	8,700	7,542	3,700
Extension fee	-	20,000	-	20,000
Impairment	10,000	5,000	5,000	5,000
Assessment	10,000	-	10,000	-
Amortization	5,498	1,998	2,749	999
Office and miscellaneous	1,306	1,188	542	591
Allowance for bad debt	-	4,000	-	4,000

Total expenses	43,346	40,886	25,833	34,290

Net loss	$ (43,346)	$ (22,136)	$ (25,833)	$ (24,915)

Net loss per common share - basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	33,001,000	33,001,000	33,001,000

The accompanying notes are an integral part of these condensed financial statements.

 -F2-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (43,346)	$ (22,136)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Charges not requiring outlay of cash:
Amortization	5,498	1,998
Impairment	10,000	5,000
Allowance for bad debt	-	4,000

Changes in assets and liabilities:
Increase in license fee receivable	(25,000)	(8,000)
Increases (decrease) in accounts payable	(771)	3,090
Increase in penalty payable	10,000	-
Increase in deferred revenue	30,000	11,250

Net cash used for operating activities	(13,619)	(4,798)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	14,313	2,610

Net cash provided by financing activities	14,313	2,610

Net increase (decrease) in cash	694	(2,188)

Cash, at beginning of period	81	2,825

Cash, at end of period	$ 775	$ 637

The accompanying notes are an integral part of these condensed financial statements.

-F3-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc. for the three and six month periods ended December 31, 2014 and 2013 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2015.

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

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Financial Statements and accompanying disclosures.

NOTE 2 – COMMITMENT AND CONTINGENCIES

The Company is obligated to purchase the QI System at a fixed price of $400,000 by December 31, 2016 under various extension agreements mentioned below.  There is reliance on a single project, and also a concentration in customer base and geographic area.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2014, the Company President advanced a total of $ 14,313 to fund working capital needs.  The balance due to the President at December 31, 2014 was $ 123,294.  There is no interest bearing or stated terms of repayment for these advances.

-F4-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore we have reduced the value of the asset by

$ 25,000 to a net value of $ 68,564 based on probable future cash flows.

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

DECEMBER 31, 2014

(Unaudited)

NOTE 7 - INCOME TAXES

The Company files federal income taxes on a cash basis.  There is a tax loss carryforward and a loss is anticipated for the current year, therefore, no tax is accrued.  No corresponding tax asset is recorded due to a valuation allowance.

On August 11, 2014, the Company received a penalty assessment from the IRS in the amount of $ 10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period December 31, 2012.  The Company’s fiscal year end is June 30 and for the fiscal years ended June 30, 2013 and 2012, the Company has filed in its tax returns Form 5472.   The Company is disputing this claim and has replied to the IRS in the required time frame stating these facts.  The Company has provided all information required to reverse the assessment and has accrued the $ 10,000 amount until the matter is fully resolved with the IRS. As of the report date, the matter is still pending.

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

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger was subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 commencing March 1, 2012 and ending April 1, 2013.  As of December 31, 2014, the sub license fee has been paid in full.  As per our Agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was required to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by April 30, 2013. We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

On April 26, 2013, we entered into an addendum to our February 15, 2012 Sub License Agreement with Zhunger whereby we granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, totalling $ 25,000. Zhunger has opted to pay the extension fee through installments.  As of December 31, 2014, a total of $ 18,000 is currently owed.   The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be determined at a later date as approved by Quadra’s technical team.

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

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore we have reduced the value of the asset by $25,000 to a net value of $ 68,564 based on probable future cash flows.

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

The Company has provided all information required to reverse the assessment and has accrued the $ 10,000 amount until the matter is fully resolved with the IRS. As of the report date, the matter is still pending.

Resignation of Independent Accountant

Effective May 12, 2014, the Company’s independent accountant, Mr. Robert Jeffrey of Jeffrey and Company resigned.  His resignation was as a result of notification that Jeffery and Company is no longer registered with the Public Company Accounting Oversight Board.

On May 12, 2014, the Company appointed Michael F. Albanese, C.P.A as our independent accountant.  Mr. Albanese is registered with the Public Company Accounting Oversight Board.

Liquidity and Capital Resources

As of December 31, 2014, we had a negative working capital of $ 172,539.  Our current assets consist primarily of

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

Our current liabilities consist primarily of amounts due to our company President and shareholder in the amount of

$ 123,294 and deferred revenue of $ 60,000 relating to extension fees receivable from Zhunger as discussed above.  The amounts due to our shareholder are due on demand with no interest. Our  company President is committed to providing for our minimum working capital needs for the next 12 months and we do not expect previous loan amounts to be payable for the next 12 months. However we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.  The penalty payable relateS to the IRS assessment as discussed above.

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

Results of Operations

For the three and six month periods ended December 31, 2014, we did not generate any revenues based upon management’s decision to recognize revenue upon receipt as opposed to amortizing amounts over the term of the agreement.  For the three and six month periods ended December 31, 2013, our revenues were $ 9,375 and $ 18,750, respectively, relating to the extension agreements dated April 26, 2013 and November 19, 2013.

For the six month period ended December 31, 2014, our expenses totalled $ 43,346 as follows:

	2014	2013
General and Administrative Expenses:
Professional fees	$ 16,542	$ 8,700
Extension fee	-	20,000
Impairment	10,000	5,000
Assessment	10,000	-
Amortization	5,498	1,998
Office and miscellaneous	1,306	1,188
Allowance for bad debt	-	4,000

Total expenses	$ 43,346	$ 40,886

Our professional fees increased as a result of an increase in audit fees and also a charge relating to the re-audit of our 2013 financial statements.  We do not anticipate this charge in the future.  Additional fees were incurred for related quality reviews.

Management regularly assesses the value of our license and has determined that the value has more than likely, diminished. As a result, management believes it would be conservative to recognized impairment of $ 5,000 per quarter. As of December 31, 2014, we recognized $ 10,000 in impairment charges.

The $ 10,000 penalty assessment was accrued until the matter with the IRS, as described above, is resolved.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

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

CAMBRIDGE PROJECTS INC.
Dated: February 11, 2015	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer