Form 10-Q
period 2015-03-31
CAMBRIDGE PROJECTS INC.
filed 2015-05-18
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of May 9, 2015.

CAMBRIDGE PROJECTS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS, INC.

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

CAMBRIDGE PROJECTS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2015	June 30, 2014

ASSETS

CURRENT ASSETS
Cash	$ 733	$ 81
License fee receivable	73,000	48,000
Less : allowance for doubtful accounts	(18,000)	(18,000)
Total current assets	55,733	30,081

OTHER ASSET
Intangible asset – License	110,000	110,000
Less: Accumulated amortization	(19,185)	(10,938)
Less: Impairment	(30,000)	(15,000)
Total other assets	60,815	84,062

TOTAL ASSETS	$ 116,548	$ 114,143

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 30,285	$ 32,291
Assessment payable	10,000	-
Royalty fees payable	3,500	3,500
Due to shareholder	129,930	108,981
Deferred revenue	60,000	30,000
Total current liabilities	233,715	174,772

COMMITMENT AND CONTINGENCIES – Note 2	-	-

SHAREHOLDERS’ DEFICIT

Preferred stock, 5,000,000 shares authorized of $.0001 par value; none issued and outstanding	-	-
Common stock, 195,000,000 and 200,000,000 shares authorized, respectively of $.0001 par value; 33,001,000 issued and outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Accumulated deficit	(130,728)	(74,190)
Total shareholders’ deficit	(117,167)	(60,629)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 116,548	$ 114,143

The accompanying notes are an integral part of these condensed financial statements.

-F1-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014

Revenues	$ -	$ 26,250	$ -	$ 7,500

General and Administrative Expenses:
Professional fees	20,823	15,249	4,391	7,249
Extension fee	-	20,000	-	-
Impairment	15,000	5,000	5,000	-
Assessment	10,000	-	-	-
Amortization	8,247	2,997	2,749	999
Office and miscellaneous	2,468	2,742	1,052	854
Allowance for bad debt	-	8,000	-	4,000

Total expenses	56,538	53,988	13,192	13,102

Net loss	$ (56,538)	$ (27,738)	$ (13,192)	$ (5,602)

Net loss per common share - basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	33,001,000	33,001,000	33,001,000

The accompanying notes are an integral part of these condensed financial statements.

 -F2-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (56,538)	$ (27,738)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Charges not requiring outlay of cash:
Amortization	8,247	2,997
Impairment	15,000	5,000
Allowance for bad debt	-	8,000

Changes in assets and liabilities:
Increase in license fee receivable	(25,000)	(8,000)
Increases (decrease) in accounts payable	(2,006)	8,618
Increase in penalty payable	10,000
Increase in deferred revenue	30,000	3,750

Net cash used for operating activities	(20,297)	(7,373)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	20,949	4,610

Net cash provided by financing activities	20,949	4,610

Net increase (decrease) in cash	652	(2,763)

Cash, at beginning of period	81	2,825

Cash, at end of period	$ 733	$ 62

The accompanying notes are an integral part of these condensed financial statements.

-F3-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc. for the three and nine month periods ended March 31, 2015 and 2014 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the three and six month periods ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2015.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2015, the Company President advanced a total of $ 20,949 to fund working capital needs.  The balance due to the President at March 31, 2015 was $ 129,930.  There is no interest bearing or stated terms of repayment for these advances.

-F4-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 4 - LICENSE AGREEMENTS

The Company entered into a license agreement on February 8, 2012 with Quadra International Inc. ("Quadra") to license, market and operate a pyrolic waste disposal system (“QI System”) in the states of Johore and Selangor, Malaysia.  This license is for a period of twenty-five years and cost $40,000.  This was capitalized as an intangible asset and is being amortized by the straight line method over a 10 year period.  Under the terms of the licensing agreement, the Company is committed to purchase and install a QI System at a cost of $400,000 by December 31, 2016 under addendum agreements dated April 24, 2013, November 18, 2013 and April 7, 2014.  Consideration for such extensions has been paid in full.  The license agreement calls for royalty fees of 5% of the fees received from sub licensors and 3% of sales of by products generated from use of the system.

The April 7, 2014 the addendum agreement with Quadra also amended terms to include the granting of additional territories to all states in Malaysia for consideration of $ 70,000, payable on or before April 30, 2014.  Full payment has been made.

The Company entered into a sub-license agreement on February 15, 2012 with Zhunger Capital Partners Inc. ("Zhunger”), a licensee domiciled in Taiwan to operate the QI System in the territory of Johore.  The license rights were sold for $70,000 and were fully paid.  The Company has entered into an extension agreement with Zhunger dated April 26, 2013, November 19, 2013 and April 10, 2014 to extend the purchase date of the QI Pyrolic System until December 31, 2015 for compensation of $ 25,000, $ 30,000, and $ 30,000, respectively.

The April 10, 2014 addendum agreement with Zhunger also amended the term to grant the Company the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option will expire on or before September 30, 2015.

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore the company has reduced the value of the asset by

$ 30,000 to a net value of $ 60,815 based on probable future cash flows.

NOTE 5 - ACCOUNTS RECEIVABLE

Based on payment patterns, the allowance for bad debts is $ 18,000. The reserve remains unchanged since June 30, 2014 as management has determined that there is substantial doubt as to the collectability of extension payments from Zhunger and will recognized revenue on extension agreements dated November 19, 2013 and April 10, 2014 based upon receipt as opposed to amortizing such amounts over the term of the agreement.

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

MARCH 31, 2015

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

On November 18, 2013, we signed an addendum to the February 8, 2012 Agreement with Quadra whereby we were granted an extension of the purchase date for one QI System from December 31, 2013 to March 31, 2015 for an extension fee of $ 20,000 payable on or before November 30, 2013.  Full payment has been made.

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

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger was subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 commencing March 1, 2012 and ending April 1, 2013.  As of March 31, 2015, the sub license fee has been paid in full.  As per our Agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was required to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by April 30, 2013. We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

On April 26, 2013, we entered into an addendum to our February 15, 2012 Sub License Agreement with Zhunger whereby we granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, totalling $ 25,000. Zhunger has opted to pay the extension fee through installments.  As of March 31, 2015, a total of $ 18,000 is currently owed.   The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be determined at a later date as approved by Quadra’s technical team.

The Sub License Agreement was also amended to increase the royalty fee on gross sales of by-products generated from the QI System from 3% to 5%.  In addition, we will have the sole option to participate in joint venture operations with Zhunger for a $ 150,000 investment for 50% equity of the joint venture. This option was to expire on December 31, 2013.

On November 19, 2013, we entered into an addendum to our February 15, 2012 Sub License Agreement with Zhunger whereby we granted Zhunger an extension of the purchase date for one QI System from December 31, 2013 to March 31, 2015 for an extension fee of $ 30,000 payable in 6 monthly installments of $ 5,000 per month commencing from December 1, 2013 through May 1, 2014.

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

We are under negotiations with Zhunger to reduce the amounts Zhunger owes to us under the Sub License Agreement and addendum agreements for the reasons that Zhunger has expended considerable amounts on marketing and other related costs pertaining to establishing an operational QI System in the Territory. We expect to finalize such negotiations by the year ended June 30, 2015.

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

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore we have reduced the value of the asset by $30,000 to a net value of $ 60,815 based on probable future cash flows.

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

On May 12, 2014, the Company appointed Michael F. Albanese, C.P.A. as our independent accountant.  Mr. Albanese is registered with the Public Company Accounting Oversight Board.

Liquidity and Capital Resources

As of March 31, 2015, we had a negative working capital of $ 177,982.  Our current assets consist primarily of

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

Our current liabilities consist primarily of amounts due to our company President and shareholder in the amount of

$ 129,930 and deferred revenue of $ 60,000 relating to extension fees receivable from Zhunger as discussed above.  The amounts due to our shareholder are due on demand with no interest. Our  company President is committed to providing for our minimum working capital needs for the next 12 months and we do not expect previous loan amounts to be payable for the next 12 months. However we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.  The penalty payable relates to the IRS assessment as discussed above.

We will require approximately $ 70,000 to fund our working capital needs as follows:

Settlement of account payable	32,000
Audit and accounting	17,000
Consulting fees – Periodic reports and Edgar/XBRL filing	15,000
Office and miscellaneous	6,000
Total	$ 70,000

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

Results of Operations

For the three and nine month periods ended March 31, 2015, we did not generate any revenues based upon management’s decision to recognize revenue upon receipt as opposed to amortizing amounts over the term of the agreement, effective June 30, 2014.  For the three and nine month periods ended March 31, 2014, our revenues were $ 7,500 and $ 26,250, respectively, relating to the extension agreements dated April 26, 2013 and November 19, 2013.

For the nine month period ended March 31, 2015, our expenses totalled $ 56,538 as follows:

	2015	2014
General and Administrative Expenses:
Professional fees	20,823	15,249
Extension fee	-	20,000
Impairment	15,000	5,000
Assessment	10,000	-
Amortization	8,247	2,997
Office and miscellaneous	2,468	2,742
Allowance for bad debt	-	8,000

Total expenses	$ 56,538	$ 53,988

Our professional fees increased as a result of an increase in audit fees and also a charge relating to the re-audit of our 2013 financial statements.  We do not anticipate this charge in the future.  Additional fees were incurred for related quality reviews.

Management regularly assesses the value of our license and has determined that the value has more than likely, diminished. As a result, management believes it would be conservative to recognized impairment of $ 5,000 per quarter. As of March 31, 2015, we recognized $ 15,000 in impairment charges.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

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

CAMBRIDGE PROJECTS INC.
Dated: May 9, 2015	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer