Form 10-K
period 2015-06-30
CAMBRIDGE PROJECTS INC.
filed 2015-10-02
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2015
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________________

Commission file number: 000-54485

CAMBRIDGE PROJECTS INC.
(Name of small business issuer in its charter)
Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 East Liberty Street, Suite 200, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-666-4298

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common
(Title of class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ ] Yes          [x] No

State the aggregate market value  of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter:

The aggregate market value held by non-affiliates cannot be determined as the issuer’s common equity was not publicly traded as of the registrant’s completed second fiscal quarter.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 33,001,000 shares of common stock outstanding as of September 28, 2015.

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

ITEM 1.                DESCRIPTION OF BUSINESS

History

We were incorporated in the State of Nevada on March 11, 2011. Since inception, we have been engaged in organizational efforts and obtaining initial financing.  We were initially formed as a vehicle to pursue a business combination. We have subsequently entered into licensing operations for the purpose of establishing waste conversion operations through joint ventures.

We have not been involved in any bankruptcy, receivership or similar proceeding.

On February 8, 2012 we entered into a Licensing Agreement (the “Agreement”) with Quadra International Inc. (“Quadra”), a manufacturer of the QI System.  The QI System processes organic waste into marketable by-products and is proprietary technology.  We obtained exclusive licensing rights in the states of Johore and Selangor, Malaysia for a period of 25 years.  We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products.   The license fee

was $ 40,000.  We are obligated to purchase the QI System at a fixed price of $ 400,000 by December 31, 2016 under various extension agreements mentioned below.    We are subject to a royalty of 5% on licensee fees received from appointed sub-licensees as well as 3% on gross sales from by-product generated from any operated QI System in Johore and Selangor.  We also have the option of obtaining exclusive license rights in other states and federal territories in Malaysia with license fees varying with each state and territory.

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

On April 10, 2014, we entered into an agreement with Zhunger to extend the purchase date of the QI Pyrolic System until December 31, 2015 for compensation of $ 30,000 payable in monthly installments of $ 5,000 commencing August 1, 2014 until January 1, 2015.  The extension fee will be recognized as income upon receipt as the result of the substantial doubt of receipt of payment.  The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option expired on September 30, 2015.

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

Not including our obligation to purchase the QI System from Quadra, we require short term funding in the amount of approximately $ 80,000 in the next 12 months to fund our operations.  Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so.  We have no formal agreements with our shareholders.  Our Company President guarantees funding our working capital needs for the next 12 months however, we have no formalized agreements.  Subsequent to the 12 months, we may exhaust this source of funding at any time, which would cause us to cease operations.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Market Information

The aggregate market value held by non-affiliates cannot be determined as the issuer’s common equity was not publicly traded as of the registrant’s completed second fiscal quarter.

We are currently traded on the OTCBB market under the ticker “CPJT”, effective April 24, 2015.

Stockholders of Our Common Shares

As of June 30, 2015, we had 33,001,000 shares of our common stock outstanding.

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

As of June 30, 2015 and as of to date, 33,001,000 common shares were outstanding.

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

Securities Authorized For Issuance Under Equity Compensation Plans

See above “Recent Sales of Securities”.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2015.

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

OVERVIEW

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

On August 11, 2014, we received a penalty assessment from the IRS in the amount of $ 10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period December 31, 2012.  Our fiscal year end is June 30 and for the fiscal years ended June 30, 2013 and 2012, we have filed in our tax returns Form 5472.   We disputed this claim and the penalties were reversed.

Results of Operations

Revenues:

For the year ended June 30, 2015 and 2014, revenues were Nil and $ 18,750, respectively. All sources of revenue were generated from license fees and extension fees from Zhunger.  The extension fees have allowed Zhunger to extend the purchase date of the QI System to December 31, 2013 (“Extension 1”), to December 31, 2014 (“Extension 2”), and to December 31, 2015 (“Extension 3”).

Extension 1 was granted to Zhunger on April 26, 2013 for $ 25,000 and is amortized from May 1, 2013 through December 31, 2013, total 8 months. Extension 1 was realized as revenue partially during the June 30, 2013 year end of $ 6,250 and the remaining balance realized as revenue during the June 30, 2014 year of $ 18,750.

Extension 2 was granted to Zhunger November 19, 2013 for $ 30,000 and was to be amortized from January 1, 2014 through December 31, 2014, total 12 months. Upon assessment of the collectability of this extension fee, management has deferred 100% of the revenue as payment is not assured.

Extension 2 was granted to Zhunger April 10, 2014 for $ 30,000 and was to be amortized from January 1, 2015 through December 31, 2015, total 12 months. Upon assessment of the collectability of this extension fee, management has deferred 100% of the revenue as payment is not assured.

Total deferred revenue under Extension 2 and 3 are $ 60,000.

The decrease in revenues is solely attributed to management’s decision to defer all extension fees as deferred revenue until payment.  Management will reexamine its revenue recognition pending payments received from Zhunger, if any.

Expenses:

	June 30, 2015	June 30, 2014

Audit and review	$ 24,729	$ 21,996
Impairment	20,000	15,000
Extension fee	-	20,000
Legal and professional	10,000	10,000
Allowance (recovery) for bad debts	(5,000)	(2,000)
Amortization	9,587	5,610

Edgar and XBRL	2,981	3,827
Rent	2,000	2,000
Royalties	(3,500)	-
Other expenses	1,010	346
	$ 61,807	$ 76,779

Audit and Review - $ 24,729 (2015), $ 21,996 (2014)

Audit and review fees consist of amounts paid to our independent accountant for review and audit of our periodic reports and services for preparation of various tax forms. The increase was as a result of an increase in the fee for the audit for the 2014 fiscal year which included a re-audit of the 2013 year as a result of the resignation of our previous auditor.

Impairment - $ 20,000 (2015), $ 15,000 (2014)

Impairment charges made against the value of our license.  We have determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no asset that is comparable.  Therefore we have reduced the value of the asset by $5,000 per quarter commencing December 31, 2013 based on probable future cash flows. This expense therefor is not expected to fluctuate.

Extension fee - $ Nil (2015), $ 20,000 (2014)

On April 7, 2014, Quadra granted an extension to purchase QI System from December 31, 2014 to December 31, 2016 for consideration of $ 20,000.

The increase in extension fees from year to year is solely based on Quadra’s discretion and there can be no assurance that further extensions will be granted.

Legal and Professional fees - $ 10,000 (2015), $ 10,000 (2014)

Our legal and professional fees consist of amounts expended for preparation of periodic reports, related compliance work, administrative support and bookkeeping services. We do not expect these fees to vary significantly.

Allowance (recovery) for Bad Debts - $ -5,000  (2015) $ -2,000 (2014)

Our allowance for bad debts is based on the collectability of amounts owed to us and is based on an estimate and assessed by management each quarter. There can be no assurance that such amounts owed by Zhunger will be settled. The $ (5,000) and $ (2,000) reversal in 2015 and 2014, respectively, was a result of reversing bad debt estimate based on management’s assessment of the collectability of this extension fee.  In lieu of recognizing revenue over an amortized period, Management has deferred 100% of the revenue of Extension 2 of $ 30,000 (bad debt previously recorded) and Extension 3 of $ 30,000 (no bad debt recorded), totaling $ 60,000 as receipt of payment is not assured.  As a result, the net revenue recognized under Extension 2 and 3 are nil and related bad debt was reversed.  Please see above discussion on “Revenues”.

Amortization - $ 9,587 (2015), $ 5,610 (2014)

Our license is amortized over a 10 year useful life.  We initially acquired the license to operate in Johore and Selangor and on April 7, 2014, we acquired the license for remaining states in Malaysia. The increase is attributed to amortization incurred on our original license for Johore and Selangor in addition to amortization incurred for our additional license for all remaining states in Malaysia, recorded from April 2014 through June 30, 2015. We have made adjustments to the amortization expense as a result of impairment charges recorded.

Edgar/XBRL - $2,981 (2015),  $ 3,827 (2014)

Our edgar and XBRL charges are expected to remain relatively constant throughout the year. Our contract is based on a predetermined amount of financial statement tags and additional tags are charged on a per tag basis. An increase in disclosure in our financial statements will require increase number of tags.

Rent - $ 2,000 (2015), $ 2,000 (2014)

We incurred rent charges of $ 500 per month for use of meeting rooms and use of telephone and fax lines.  This expense is not expected to fluctuate.

Royalty fees - $ -3,500 (2015), $ Nil (2014)

Royalty fees are based on a 5% fee on all sub license fees receivable from Zhunger.  Sub license fees receivable from Zhunger spanned from a period from March 2012 through April 2013 at $ 5,000 per month, totaling $ 70,000.  All royalty fees were accrued in fiscal 2013.  Royalty fees are not applicable to extension fees granted to Zhunger. On June 20, 2015, we received notice from Quadra that royalty fees on license fees were forgiven and therefore any fees previously expensed were reversed, totaling $ 3,500.

Liquidity and Capital Resources

As of June 30, 2015, we had assets totaling $ 115,166, comprised primarily of intangible asset, net $ 54,475 and $ 73,000 in license fees receivable from Zhunger.  We have recorded $ 13,000 as an allowance for bad debts on license fees receivable from Zhunger based on our estimate of the collectability of the account.  As of June 30, 2015, amounts receivable from Zhunger for license fees consist of $ 13,000 from Extension 1 granted with monthly installments payable from the period from May 1, 2013 through September 30, 2013. The remaining balance of $ 60,000 is from Extension 2 of $ 30,000 granted with monthly installments payable from the period from December 1, 2013 through May 1, 2014 and Extension 3 of $ 30,000 granted with monthly installments payable from the period August 1, 2014 through January 1, 2015.

Extension 1 is amortized over an 8 month period commencing May 1, 2013 through December 31, 2013 with all revenues from this extension to be materialized.  A total of $ 18,750 was recognized in 2014 and $ 6,250 in 2013.  Extension 2 and 3 are 100% recorded as deferred revenue as receipt of payment is not assured.  As a result, the net revenue recognized under Extension 2 and 3 is nil.

Our cash requirements for the next twelve months are $ 80,000.

Settlement of current accounts payables	$ 45,000
Audit and accounting	17,000
Legal and professional fees	10,000
Edgar/Xbrl	4,000
Rent and miscellaneous	4,000

Total	$ 80,000

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities in 2015 and 2014 was $ 23,726 and 15,525, respectively.

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

The increase in license fee receivable relate to the extensions granted to Zhunger.  The 2015 balance consists of three extension fees receivable for Extension 1 for $ 13,000 and Extension 2 for $ 30,000 and Extension 3 for $ 30,000.

The increase in accounts payable was solely as a result in the increase in audit and review fees.

The decrease in royalty fees was as a result of this debt being forgiven by Quadra effective June 20, 2015.

The variance in deferred revenue was as a result of management’s decision to defer all revenue from Extension 2 and 3 as a result of Zhunger’s payment history.

Investing and Financing Activities:

Our investing activities in 2014 consist solely of our investment in the license of technology of the QI System and on April 7, 2014, we acquired the right to operate in the remaining states in Malaysia for $ 70,000 of which was paid in full.  All license acquisitions were funded through shareholder loans which have no stated terms of repayment or interest.

Our cash flows from financing activities were $ 24,336 and $ 82,781 in 2015 and 2014, respectively from shareholder loans to fund working capital needs.  The 2014 balance consist primarily of a loan to fund the purchase of additional states in Malaysia as mentioned above. The 2015 balance consist primarily of loans to fund payments for our audit and review fees and also for edgar/xbrl fees.

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

<

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

June 30, 2015 and 2014

                                                                                                                                                Page

Accountant’s Audit Report                                                                                               F-1

Balance Sheets                                                                                                                    F-2

Statements of Operations                                                                                                  F-3

Statements of Changes in Stockholders’ Equity                                                           F-4

Statements of Cash Flows                                                                                                 F-5

Notes to Financial Statements                                                                                          F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Cambridge Projects Inc.:

We have audited the accompanying balance sheets of Cambridge Projects Inc. (the "Company") as of June 30, 2015 and 2014, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended June 30, 2015 and 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cambridge Projects Inc. as of June 30, 2015 and 2014, and the results of its operations and cash flows for the years ended June 30, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

_________________________________

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

September 28, 2015

-F1-

CAMBRIDGE PROJECTS INC.

BALANCE SHEETS

	June 30, 2015	June 30, 2014
ASSETS

Current Asset:
Cash	$ 691	$ 81
License fee receivable	73,000	48,000
Less: allowance for doubtful accounts	(13,000)	(18,000)
Total current assets	60,691	30,081

Other Asset
Intangible asset – License	110,000	110,000
Less: accumulated amortization	(20,525)	(10,938)
Less: impairment	(35,000)	(15,000)
Total other assets	54,475	84,062

Total Assets	$115,166	$ 114,143

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$ 44,285	$ 32,291
Royalty fees payable	-	3,500
Due to shareholder	133,317	108,981
Deferred revenue	60,000	30,000
Total current liabilities	237,602	174,772

COMMITMENT AND CONTINGENCIES – Note 2

Shareholders’ Deficit:

Preferred stock, 5,000,000 shares authorized of $.0001 par value; none issued and outstanding	-	-
Common stock, 195,000,000 and 200,000,000 shares authorized, respectively of $.0001 par value; 33,001,000 issued and outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Accumulated deficit	(135,997)	(74,190)
Total shareholders’ deficit	(122,436)	(60,629)

Total Liabilities and Shareholders’ Deficit	$ 115,166	$ 114,143

The accompanying notes are an integral part of these condensed financial statements.

-F2-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2015 and 2014

	2015	2014

Revenue	$ -	$ 18,750

Expenses:
Audit and review	24,729	21,996
Extension fee	-	20,000
Impairment	20,000	15,000
Legal and professional	10,000	10,000
Other	7,078	9,783

Total expenses	61,807	76,779

Net loss	$ (61,807)	$ (58,029)

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	33,001,000

The accompanying notes are an integral part of these condensed financial statements.

-F3-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2015 and 2014

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance June 30, 2012	33,001,000	3,300	10,261	5,058	18,619

Net loss for year	-	-	-	(21,219)	(21,219)

Balance June 30, 2013	33,001,000	$ 3,300	$ 10,261	$ (16,161)	$ (2,600)

Net loss for year	-	-	-	(58,029)	(58,029)

Balance June 30, 2014	33,001,000	$3,300	$ 10,261	$ (74,190)	$ (60,629)

Net loss for year	-	-	-	(61,807)	(61,807)

Balance June 30, 2015	33,001,000	$ 3,300	$ 10,261	$ (135,997)	$ (122,436)

The accompanying notes are an integral part of these condensed financial statements.

-F4-

CAMBRIDGE PROJECTS INC.

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATIONS:
Net loss	$ (61,807)	$ (58,029)
Adjustments required to reconcile net loss to net cash used in operating activities:
Charges not requiring outlay of cash:
Amortization	9,587	5,610
Impairment	20,000	15,000
Allowance for doubtful accounts	(5,000)	(2,000)
Changes in assets and liabilities:
Increases in license fee receivable	(25,000)	(8,000)
Increases in accounts payable	11,994	20,644
Decreases in royalty fee payable	(3,500)	-
Increase in deferred revenue	30,000	11,250
Net Cash Used in Operating Activities	(23,726)	(15,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	-	(70,000)
Net Cash Used in Investing Activities	-	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	24,336	82,781
Net Cash Provided by Financing Activities	24,336	82,781

Net increase (decrease) in cash	610	(2,744)

Cash balance, beginning of year	81	2,825

Cash balance, end of year	$ 691	$ 81

The accompanying notes are an integral part of these condensed financial statements.

-F5-

CAMBRIDGE PROJECTS INC.

NOTE TO FINANCIAL STATEMENTS

June 30, 2015

NOTE 1 – NATURE OF OPERATIONS

Cambridge Projects Inc. (the "Company") was incorporated in Nevada on March 11, 2011.

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

-F6-

CAMBRIDGE PROJECTS INC.

NOTE TO FINANCIAL STATEMENTS

June 30, 2015

NOTE 1 – NATURE OF OPERATIONS, continued

On April 10, 2014, the Company entered into an agreement with Zhunger to extend the purchase date of the QI System until December 31, 2015 for consideration of $ 30,000 payable in monthly installments of $ 5,000 commencing August 1, 2014 until January 1, 2015.  Upon assessment of the collectability of this extension fee, management has deferred the revenue as receipt of payment is not assured.  As a result, the net revenue recognized under this extension is nil. The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option will expire on September 30, 2015.

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore the Company has reduced the value of the asset by $ 35,000 to a net value of $ 54,475 based on probable future cash flows.

NOTE 2 – AMENDMENTS TO DEVELOPMENT STAGE ENTITY REPORTING REQUIREMENTS

The Company follows Topic 915 of the (FASB) Accounting Standards Codification (ASC) for disclosures on development stage reporting requirements.  Topic 915 eliminates the requirements for development stage entities to (1) present inception to date information in the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years I had been in the development stage.  Topic 915 is effective for annual reporting periods beginning after December 15, 2014 and interims therein. Early application of Topic 915 is permitted for any annual reporting period for which the entities financial statements have not been issued or made available for issuance. The Company has opted to adopt Topic 915.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

-F7-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2015, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from March 11, 2011 (inception) through June 30, 2015.  Unless otherwise disclosed the fair value of the Company financial instruments, including cash, license fees receivable and accounts and royalty fees payable, approximate the recorded value due to their short term maturities.

Concentrations

The Company has an exclusive marketing arrangement to license and operate a waste disposal system in the sales territory of all thirteen states of Malaysia.  It is committed under that license agreement, as extended, to purchase and install one of these systems by December 31, 2016.  The Company has entered into a joint venture agreement with a third party to develop and operate the system.  If the project does not proceed, all liabilities and responsibilities under the contract end.  The probable loss should that occur would be the net balance in accounts receivable.  The maximum loss would be that the Company discontinue operations at that time.

There is also a concentration in business with only a single project pending.  There is a concentration in credit risk in that all receivables are from one licensee as noted.

Amortization

Capitalized license rights as described in Note 1 are being amortized over a ten-year period.

-F8-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 4 – COMMITMENT AND CONTINGENCIES

The Company is obligated to purchase the QI System at a fixed price of $400,000 by December 31, 2016 under various extension agreements mentioned below.  There is reliance on a single project, and also a concentration in customer base and geographic area.

-F9-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its resident agent at no charge. Management estimates the value of such space and equipment to be insignificant.

During year ended June 30, 2014, the Company obtained $ 82,781 in shareholder loans to fund working capital needs; during the year ended June 30, 2015 the Company obtained a further $ 24,336 and the total advanced as of June 30, 2015 is $ 133,317.  The majority of the funds advanced in 2014 were for the purpose of funding the license for additional territories in Malaysia for $ 70,000 as per the April 7, 2014 agreement with Quadra.  The majority of funds advanced in 2015 were for the purpose of funding working capital needs for payment of accounting and filing fees.  All advances made from inception to date bear no interest and are due on demand.

The Company's President, Mr. Samuels holds 21,600,000 shares of common stock representing 65% of our outstanding common stock. Mr. Samuels’ spouse holds 1,000,000 shares of common stock directly and her holding represents 3% of our outstanding common stock. Together their holdings total 68% of the Company’s outstanding common stock.

The Company’s sub licensor, Zhunger holds 1,000,000 shares of our common stock for the fiscal years ended June 30, 2015 and 2014.  Zhunger’s shares represent 3% of the Company’s outstanding common stock.

NOTE 6 – COMMON STOCK

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

NOTE 7 – INCOME TAXES

The Company files its tax returns on a cash basis and has shown losses since inception.  As a result it has incurred no income tax.

Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2011 to 2015 were still exposed to audit as of June 30, 2015.

On August 11, 2014, the Company received a penalty assessment from the IRS in the amount of $ 10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period December 31, 2012.  The Company’s fiscal year end is June 30 and for the fiscal years ended June 30, 2013 and 2012, the Company has filed in its tax returns Form 5472.   The Company disputed this claim and has replied to the IRS in the required time frame and subsequently the penalty was reversed.

-F10-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

NOTE 8 – SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid during either the year 2015 and 2014 for interest or income taxes.

There were no non cash financing or investing transactions during either the year 2014 or 2013.

NOTE 9 – REVENUE RECOGNITION

Revenue is derived from licensing agreements.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectability is probable.

The Company has treated revenue from the extension fee from Zhunger under the April 26, 2013 agreement as a sale, with recognition of equal monthly amounts over a period ending December 31, 2013 when the project will either continue under the license fee agreement or all rights will terminate. The extension agreements dated November 18, 2013 and April 10, 2014 have been recognized as 100% deferred revenue based on the likelihood of collectability.  During the year ended June 30, 2015 this has resulted in revenue recognized of $ Nil and deferred revenue of $ 60,000.   During the year ended June 30, 2014, the April 26, 2013 extension agreement resulting in $ 18,750 in revenue being recognized.

Note 10 - EXPENSES

Significant expenses include the following:

	June 30, 2015	June 30, 2014

Audit and review	$ 24,729	$ 21,996
Extension fee	-	20,000
Legal and professional	10,000	10,000
Allowance (recovery) for bad debts	(5,000)	(2,000)
Amortization	9,587	5,610
Impairment	20,000	15,000
Edgar and XBRL	2,981	3,827
Rent	2,000	2,000
Royalties	(3,500)	-
Other expenses	1,010	346
	$ 61,807	$ 76,779

-F11-

CAMBRIDGE PROJECTS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

NOTE 11 – RESIGNATION OF INDEPENDENT ACCOUNTANT

Effective May 12, 2014, the Company’s independent accountant, Mr. Robert Jeffrey of Jeffrey and Company resigned.  His resignation was as a result of notification that Jeffery and Company is no longer registered with the Public Company Accounting Oversight Board.

On May 12, 2014, the Company appointed Michael F. Albanese as their independent accountant.  Mr. Albanese is registered with the Public Company Accounting Oversight Board.

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

As of June 30, 2015, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of  the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 1992 Framework. Our management has concluded that, as of June 30, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Period Serving	Term (1)
Locksley Samuels	63	President, CEO, CAO, CFO, Director, Treasurer, Secretary	March 11, 2015 through March 10, 2016	1 year

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

Investor Relations

As of June 30, 2015, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission.   As of the year ended June 30, 2015, our officers and directors have complied with Section 16(a).

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

ITEM 11.              EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2015 and 2014; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

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

Stock Options/SAR Grants

During our fiscal year ended June 30, 2015 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2015.

Option Exercises

During our Fiscal year ended June 30, 2015 there were no options exercised by our named officers.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of June 30, 2015 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

(1)       Based on 33,001,000 shares outstanding as of June 30, 2015.

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

Within the 11,401,000 shares issued, our sub licensor, Zhunger holds 1,000,000 shares of our common stock for the fiscal years ended June 30, 2015 and 2014.  Zhunger’s shares represent 3% of the Company’s outstanding common stock. Also within the 11,401,000 shares issued, Mr. Samuels’ spouse holds 1,000,000 shares of common stock directly and her holding represents 3% of our outstanding common stock. Together with Mr. Samuels’ common stock, their holdings total 68% of our outstanding common stock.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2015	2014
Audit fees	$ 16,500	$ 16,500
Audit related fees	2,700	2,700
Tax fees	-	-
All other fees	-	-

Total	$19,200	$19,200

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

Our next shareholder’s meeting will be held on March 10, 2016.  As of to date, there are no plans to have Mr. Albanese present at the meeting.

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
101

Financial statements from the annual report on Form 10-K of the Company for the year ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

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

Date:      September 28, 2015

                /s/ Locksley Samuels

By:

Locksley Samuels

President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Locksley Samuels	President, CEO, CFO, Treasurer and Director	September 28, 2015
Locksley Samuels