Form 10-Q
period 2015-09-30
CAMBRIDGE PROJECTS INC.
filed 2015-11-09
CIK 1528308

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,001,000 shares of common stock, par value $.0001 per share, outstanding as of November 3, 2015.

CAMBRIDGE PROJECTS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAMBRIDGE PROJECTS, INC.

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

CAMBRIDGE PROJECTS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 649	$ 691
License fee receivable, net	60,000	60,000
Total current assets	60,649	60,691

OTHER ASSET
Intangible asset – License, net	51,726	54,475
Total other assets	51,726	54,475

TOTAL ASSETS	$ 112,375	$ 115,166

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 43,785	$ 44,285
Due to shareholder	138,517	133,317
Deferred revenue	60,000	60,000
Total current liabilities	242,302	237,602

COMMITMENT AND CONTINGENCIES	-	-

SHAREHOLDERS’ DEFICIT

Preferred stock, 5,000,000 shares authorized of $.0001 par value; none issued and outstanding	-	-
Common stock, 195,000,000 and 200,000,000 shares authorized, respectively of $.0001 par value; 33,001,000 issued and outstanding	3,300	3,300
Capital in excess of par value	10,261	10,261
Accumulated deficit	(143,488)	(135,997)
Total shareholders’ deficit	(129,927)	(122,436)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 112,375	$ 115,166

The accompanying notes are an integral part of these condensed financial statements.

-F1-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Revenues	$ -	$ -

General and Administrative Expenses:
Professional fees	3,500	9,000
Impairment	-	5,000
Amortization	2,749	2,749
Office and miscellaneous	1,242	764
Total expenses	7,491	17,513

Net loss	$ (7,491)	$ (17,513)

Net loss per common share - basic and diluted	$ -	$ -

Weighted average number of common shares outstanding	33,001,000	33,001,000

The accompanying notes are an integral part of these condensed financial statements.

 -F2-

CAMBRIDGE PROJECTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,491)	$ (17,513)
Adjustments to reconcile net income to net cash used for operating activities:
Amortization	2,749	2,749
Impairment	-	5,000
Changes in assets and liabilities:
Increase in license fee receivable	-	(25,000)
Decrease in accounts payable	(500)	-
Increase in deferred revenue	-	30,000
Net cash used for operating activities	(5,242)	(4,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	5,200	5,500
Net cash provided by financing activities	5,200	5,500

Net increase (decrease) in cash	(42)	736

Cash, at beginning of period	691	81

Cash, at end of period	$ 649	$ 817

The accompanying notes are an integral part of these condensed financial statements.

-F3-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Cambridge Projects, Inc. for the three month periods ended September 30, 2015 and 2014 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the three month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for year ended June 30, 2015.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2015, we obtained an additional $ 5,200 in shareholder loans to fund working capital needs.  The balance due to shareholders at September 30, 2015 was $ 138,517.  There is no interest bearing or stated terms of repayment for these advances.

-F4-

CAMBRIDGE PROJECTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore the company has reduced the value of the asset by

$ 35,000 to a net value of $ 51,726 based on probable future cash flows.

NOTE 5 - ACCOUNTS RECEIVABLE

Based on payment patterns, the allowance for bad debts is $ 13,000. The reserve remains unchanged since June 30, 2015 as management has determined that there is substantial doubt as to the collectability of extension payments from Zhunger and has deferred revenue recognition on these extension agreements dated November 19, 2013 and April 10, 2014 until collectability has been assured.

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

SEPTEMBER 30, 2015

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

On November 18, 2013, we signed an addendum to the February 8, 2012 Agreement with Quadra whereby we were granted an extension of the purchase date for one QI System from December 31, 2013 to September 30, 2015 for an extension fee of $ 20,000 payable on or before November 30, 2013.  Full payment has been made.

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

On February 15, 2012, we entered into a Sub-License Agreement with Zhunger Capital Partners Inc. (“Zhunger”), to grant exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products for a period of 25 years in the state of Johore, Malaysia. Zhunger was subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 commencing March 1, 2012 and ending April 1, 2013.  As of September 30, 2015, the sub license fee has been paid in full.  As per our Agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was required to purchase the QI System (one treatment application – used tires) for a fixed price of $ 400,000 by April 30, 2013. We have entered into discussions to establish waste conversion operations with Zhunger through a joint venture however an agreement has not materialized. There can be no assurance that any agreements will materialize.

On April 26, 2013, we entered into an addendum to our February 15, 2012 Sub License Agreement with Zhunger whereby we granted Zhunger an extension of the purchase date for one QI System from April 30, 2013 to December 31, 2013 for an extension fee of $ 20,000 payable in lump sum on or before April 30, 2013 or payable in 5 monthly installments of $ 5,000 per month commencing from May 1 through September 1, totalling $ 25,000. Zhunger has opted to pay the extension fee through installments.  As of September 30, 2015, a total of $ 18,000 is currently owed.   The addendum also provides that although the purchase deadline is extended to December 31, 2013, the installation of the QI System shall be determined at a later date as approved by Quadra’s technical team.

The Sub License Agreement was also amended to increase the royalty fee on gross sales of by-products generated from the QI System from 3% to 5%.  In addition, we will have the sole option to participate in joint venture operations with Zhunger for a $ 150,000 investment for 50% equity of the joint venture. This option was to expire on December 31, 2013.

On November 19, 2013, we entered into an addendum to our February 15, 2012 Sub License Agreement with Zhunger whereby we granted Zhunger an extension of the purchase date for one QI System from December 31, 2013 to September 30, 2015 for an extension fee of $ 30,000 payable in 6 monthly installments of $ 5,000 per month commencing from December 1, 2013 through May 1, 2014.

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

We are under negotiations with Zhunger to reduce the amounts Zhunger owes to us under the Sub License Agreement and addendum agreements for the reasons that Zhunger has expended considerable amounts on marketing and other related costs pertaining to establishing an operational QI System in the Territory. We expect to finalize such negotiations by December 31, 2015.

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

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore we have reduced the value of the asset by $35,000 to a net value of $ 51,726 based on probable future cash flows.

Liquidity and Capital Resources

As of September 30, 2015, we had a negative working capital of $ 181,653.  Our current assets consist primarily of

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

Our current liabilities consist primarily of amounts due to our company President and shareholder in the amount of

$ 138,517 and deferred revenue of $ 60,000 relating to extension fees receivable from Zhunger as discussed above.  The amounts due to our shareholder are due on demand with no interest. Our  company President is committed to providing for our minimum working capital needs for the next 12 months and we do not expect previous loan amounts to be payable for the next 12 months. However we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

We will require approximately $ 80,000 to fund our working capital needs as follows:

Settlement of account payable	45,000
Audit and accounting	17,000
Consulting fees – Periodic reports and Edgar/XBRL filing	14,000
Office and miscellaneous	4,000
Total	$ 80,000

We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future.

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.  We are also anticipating fees receivable from Zhunger for payment of their extension fee as per our agreements dated April 26, 2013, November 19, 2013 and April 10, 2014 however there can be no assurance that such payments will be made on a timely basis.  Shareholders have stated intent to continue funding current expenditures, but there is no guarantee of this shareholder funding. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Results of Operations

For the three month period ended September 30, 2015, we did not generate any revenues based upon management’s decision to recognize revenue upon receipt as opposed to amortizing amounts over the term of the agreement, effective June 30, 2014.

For the three month period ended September 30, 2015 and 2014, our expenses were as follows:

	2015	2014
General and Administrative Expenses:
Professional fees	$ 3,500	$ 9,000
Impairment	-	5,000
Amortization	2,749	2,749
Office and miscellaneous	1,242	764

Total expenses	$ 7,491	$ 17,513

Our professional fees were significantly less in 2015 as the 2014 balance consists of an increase in audit fees and also a charge relating to the re-audit of our 2013 financial statements.  We do not anticipate this charge in the future.  Additional fees were incurred for related quality reviews.  Included in these fees are consulting fees charged of $ 1,000 per quarter for assistance in preparation of our periodic reports and records.  We do not anticipate these fees to fluctuate.

Management regularly assesses the value of our license and has determined that the value has more than likely, diminished. As of September 30, 2015, we recognized $ 35,000 in impairment charges.  We did not incur any impairment charges in 2015 as it is management’s belief that amounts charged as amortization is a conservative method of impairment.

We do not expect amortization expense to fluctuate.

Our office and miscellaneous consists of amounts paid for office rental space, bank charges and XBRL fees.  We do not anticipate rent and bank charges to fluctuate however our XBRL fees will increase or decrease depending on number of tags used in our financial statement disclosures.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

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

CAMBRIDGE PROJECTS INC.
Dated: November 3, 2015	By:	/s/ Locksley Samuels
Locksley Samuels
President and Director Principal Executive Officer Principal Financial Officer