Form 10-Q
period 2015-12-31
IONIX TECHNOLOGY, INC.
filed 2016-02-12
CIK 1528308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54485

Ionix Technology, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

245 East Liberty Street, Suite 200, Reno, Nevada, 89501
(Address of principal executive offices)

(702)-475-5906
(Registrant’s telephone number, including area code)

Cambridge Projects Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

As of February 8, 2016, there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

IONIX TECHNOLOGY, INC.
FORM 10-Q
DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

IONIX TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$635	$691
License fee receivable, net	-	60,000
Total current assets	635	60,691

OTHER ASSET
Intangible asset – License, net	-	54,475
Total other assets	-	54,475

TOTAL ASSETS	$635	$115,166

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$-	$44,285
Accrued expenses	4,000	-
Due to shareholder	-	133,317
Deferred revenue	-	60,000
Total current liabilities	4,000	237,602

COMMITMENT AND CONTINGENCIES	-	-

SHAREHOLDERS’ DEFICIT

Preferred stock, 5,000,000 shares authorized of $.0001 par value; none issued and outstanding	-	-
Common stock, 195,000,000 and 200,000,000 shares authorized, respectively of $.0001 par value; 99,003,000 issued and outstanding	9,900	9,900
Additional paid in capital	3,661	3,661
Accumulated deficit	(16,926)	(135,997)
Total shareholders’ deficit	(3,365)	(122,436)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$635	$115,166

The accompanying notes are an integral part of these condensed financial statements.

IONIX TECHNOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

General and Administrative Expenses:
Professional fees	7,500	16,542	4,000	7,542
Impairment	51,726	10,000	51,726	5,000
Assessment	-	10,000	-	10,000
Amortization	2,749	5,498	-	2,749
Office and miscellaneous	3,039	1,306	1,797	542
Forgiveness of debt	(184,085)	-	(184,085)	-
Total expenses (income)	(119,071)	43,346	(126,562)	25,833

Net income (loss)	$119,071	$(43,346)	$126,562	$(25,833)

Net income (loss) per common share - basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding	99,003,000	99,003,000	99,003,000	99,003,000

The accompanying notes are an integral part of these condensed financial statements.

IONIX TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$119,071	$(43,346)
Adjustments to reconcile net income to net cash used for operating activities:
Amortization	2,749	5,498
Impairment	51,726	10,000
Forgiveness of debt	(184,085)	-
Changes in assets and liabilities:
Increase in license fee receivable	-	(25,000)
Decrease in accounts payable	(7,500)	(771)
Increase in accruals	4,000	-
Increase in penalty payable	-	10,000
Increase in deferred revenue	-	30,000
Net cash used for operating activities	(14,039)	(13,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	13,983	14,313
Net cash provided by financing activities	13,983	14,313

Net (decrease) increase in cash	(56)	694

Cash, at beginning of period	691	81

Cash, at end of period	$635	$775

The accompanying notes are an integral part of these condensed financial statements.

IONIX TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

Corporate History and Business

Ionix Technology, Inc. (the “Company”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011, and maintains its principal executive office at 245 East Liberty Street, Suite 200, Reno, Nevada, 89501. Since inception, the Company has been engaged in organizational efforts and to obtain initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

On November 30, 2015, the Company’s board of directors (the “Board”) and the majority of its shareholders approved that (i) the Company change its name from “Cambridge Projects Inc.” to “Ionix Technology, Inc.”, (ii) the Company voluntarily changed its ticker symbol in connection with the name change, and (iii) the Company executed a 3:1 forward stock split, which will increase the Company’s issued and outstanding shares of common stock from 33,001,000 to 99,003,000 (the “Corporate Actions).

The Company filed an application with the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Corporate Actions, and filed a Form 8-K on December 10, 2015, in regards to the Corporate Actions. On February 3, 2016, FINRA approved the Corporate Actions, which took effect on the market on February 4, 2016. As a result, (i) the Company’s name is now “Ionix Technology, Inc.”, (ii) its new trading symbol is “IINX” (although the new symbol will not be effective for 20 business days), (iii) the 3:1 forward stock split is effective, payable upon surrender, and (iv) the Company’s new CUSIP number is 46222Q107.

Quadra

On February 8, 2012, the Company entered into an exclusive licensing agreement with Quadra International Inc. (“Quadra”) to sub-license, market, establish joint ventures, operate a pyrolic waste disposal system (the “QI System”), and sell related by-products using the QI Systems in the states of Johore and Selangor, Malaysia for a period of twenty-five years in consideration for $40,000. The QI System processes organic waste into marketable by-products and is proprietary technology. The  QI System is designed to handle commonly generated waste streams, whether liquid, solid, mixed or unmixed (including whole tires, all types of plastics, e-waste, shredder residues, sewage sludge, animal wastes, biomass, ligneous and infectious biohazard medical waste) and represents an environmentally friendly and commercially viable alternative to traditional methods of processing waste. The solutions are commercially viable ecological recycling models based on zero-waste philosophy. The Company planned to focus on using the application for processing waste tires for conversion to biochar and fuel oil.

Under the terms of the licensing agreement, the Company was committed to purchase and install the QI System at a cost of $400,000 by December 31, 2016, as amended under three subsequent addendum agreements, dated April 25, 2013, November 18, 2013, and April 7, 2014. Consideration for these extensions has been paid in full. The license agreement called for royalty fees of 5% of the fees received from sub licensors, and 3% of sales of by-products generated from use of the QI System. At the time, the Company was assured that an option would be available for the Company to obtain an exclusive license and rights in other states and federal territories in Malaysia that would have varying licensing fees within each state and territory.

On April 25, 2013, the Company signed an addendum to the February 8, 2012, licensing agreement with Quadra, whereby the Company was granted an extension to purchase the QI System by December 31, 2013, for an extension fee of $15,000 to be paid on or before Mary 15, 2013. This addendum also provided that the QI System would be installed at a later date even though the purchase deadline was December 31, 2013.

On November 18, 2013, the Company signed an addendum to the February 8, 2012, licensing agreement with Quadra, whereby the Company was granted another extension to purchase the QI System by September 30, 2015, for an extension fee of $20,000 to be paid on or before November 30, 2013.

On April 7, 2014, the Company entered into an addendum agreement with Quadra to amend certain terms of the licensing agreement dated February 8, 2012 and November 18, 2013. The terms amended included the granting of additional territories to all states in Malaysia, and a requirement to purchase the QI System on or before December 31, 2016, in consideration for $70,000, payable on or before April 30, 2014. On April 17, 2014, the Company obtained a shareholder loan in the amount of $70,000, and such funds were remitted to Quadra for full payment.

On November 19, 2015, the Company entered into a final addendum agreement with Quadra to forgive the total debt owed to Quadra by the Company, as well as to terminate the license agreement dated February 8, 2012, effective immediately.

However, on November 23, 2015, the Company signed a first final addendum amendment agreement with Quadra to amend the final addendum agreement dated as of November 19, 2015. Per this first final addendum amendment, the license agreement dated February 8, 2012, with subsequent addendums thereto, is set to expire automatically on January 31, 2016, for no additional consideration, and no further action by either party is necessary to terminate the license agreement. The Company is also relieved from and is not required to purchase the QI System from Quadra as stated under the license agreement, with subsequent addendums thereto. For the sake of clarity, the Company shall not purchase the QI System from Quadra for $400,000, and no amount is owed by the Company to Quadra under the license agreement, with subsequent addendums thereto. Amounts already paid by the Company to the Quadra have already been written off in the books of the Company, and Quadra will not be liable for any of such amounts.

Zhunger

The Company entered into a sub-license agreement on February 15, 2012 with Zhunger Capital Partners Inc. ("Zhunger”), a licensee domiciled in Taiwan to grant exclusive rights to sub-license, establish joint ventures, use and process organic waste, and sell related by-products using the QI System for a period of 25 years in the territory of Johore, Malaysia. The license rights were sold for $70,000, payable in $5,000 monthly installments commencing on March 1, 2012, and ending on April 1, 2013. As of September 30, 201, the sub-license fee has been fully paid. As per our agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was required to purchase the QI System (one treatment application – used tires) for a fixed price of $400,000 by April 30, 2013.

On April 26, 2013, the Company entered into an addendum to the February 15, 2012, sub license agreement with Zhunger, whereby the Company granted Zhunger an extension to purchase the QI System by December 31, 2013, for an extension fee of $20,000 payable in lump sum on or before April 30, 2013, or payable in 5 monthly installments of $5,000 per month commencing from May 1 through September 1, totaling $25,000. Zhunger opted to pay the extension fee through installments. As of September 30, 2015, a total of $ 18,000 was currently owed. The addendum also provided that although the purchase deadline was extended to December 31, 2013, the installation of the QI System would be determined at a later date as approved by Quadra’s technical team. The sub license agreement was also amended to increase the royalty fee on gross sales of by-products generated from the QI System from 3% to 5%.  In addition, the Company would have the sole option to participate in joint venture operations with Zhunger for a $ 150,000 investment for 50% equity of the joint venture. This option was to expire on December 31, 2013.

On November 19, 2013, the Company entered into an addendum to its February 15, 2012 sub license agreement with Zhunger, whereby the Company granted Zhunger an extension to purchase the QI System by September 30, 2015, for an extension fee of $30,000 payable in 6 monthly installments of $5,000 per month commencing from December 1, 2013 through May 1, 2014.

On April 10, 2014, the Company entered into an addendum agreement with Zhunger to amend certain terms of the original agreement dated February 15, 2012, and November 19, 2013. Terms amended include the requirement to purchase the QI System by December 31, 2015, for an extension fee of $ 30,000 payable in monthly instalments of $5,000 per month, commencing August 1, 2014 to January 1, 2015 ( 6 payments in all).  The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option was to expire on September 30, 2015.

On November 19, 2015, the Company entered into a final addendum agreement with Zhunger to forgive the total debt owed by Zhunger to the Company, as well as to terminate the sub-license agreement dated February 15, 2012, effective immediately.

However, on November 23, 2015, the Company signed a first final addendum amendment agreement with Zhunger to amend the final addendum agreement dated as of November 19, 2015.  Per this first final addendum amendment, the sub-license agreement dated February 15, 2012, with subsequent addendums thereto, is set to expire automatically on January 31, 2016 (the “Termination Date”), for no additional consideration, and no further action by either party is necessary to terminate the sub-license agreement.  Zhunger is relieved from and is not required to purchase the QI System from the Company as stated under the sub-license agreement, with subsequent addendums thereto. For the sake of clarity, Zhunger shall not purchase the QI System from the Company for $400,000, and no amount is owed by Zhunger to the Company under the sub-license agreement, with subsequent addendums thereto.  As of November 23, 2015, Zhunger owed $51,726 to the Company. The Company shall forgive the total debt owed by Zhunger to the Company to be effective as of the Termination Date.

Magnum

On November 19, 2015, we received a letter of debt forgiveness from Magnum Group International Inc. (“Magnum”) whereby an aggregate amount of $184,085 which was due to Magnum was forgiven.

Change in Control

On November 20, 2015, the Company’s former majority shareholder, sole director, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, Locksley Samuels, completed a private common stock purchase agreement to sell his entire 21,600,000 shares of the Company’s common stock to Shining Glory Investments Limited (“SGI”) for $300,000. As a result of the sale, a change of control has occurred as SGI has acquired approximately 65.45% of the Company’s issued and outstanding common stock.

Pursuant to the terms and conditions of this stock purchase agreement, Mr. Samuels resigned from his positions as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, effective as of November 20, 2015. On the same day, Ms. Doris Zhou, 34, was elected as the Company’s new Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and board member.

For the next twelve months, the Company anticipates that a significant portion of its costs will relate to filing Exchange Act reports and professional fees for audit and legal costs.

There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, the Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of Ionix Technology, Inc. for the six month periods ended December 31, 2015, and 2014 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the six month periods ended December 31, 2015, are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for year ended June 30, 2015.

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Financial Statements and accompanying disclosures.

NOTE 3 – COMMITMENT AND CONTINGENCIES

On November 23, 2015, the Company signed a first final addendum amendment agreement which relieved the Company from purchasing the QI System from Quadra as stated under the license agreement (as stated below).

There is reliance on a single project, and also a concentration in customer base and geographic area.

NOTE 4 - RELATED PARTY TRANSACTIONS

On November 19, 2015, the Company received a letter of forgiveness from Magnum Group International Inc. (“Magnum”) whereby an aggregate amount of $184,085 due to Magnum was forgiven.

NOTE 5 - LICENSE AGREEMENTS

Quadra

The Company entered into a license agreement on February 8, 2012 with Quadra International Inc. ("Quadra") to license, market, and operate a pyrolic waste disposal system (“QI System”) in the states of Johore and Selangor, Malaysia.  The Company was granted a twenty-five year exclusive license to market and operate the QI System for $40,000. This was capitalized as an intangible asset and was being amortized by the straight line method over a 10 year period.  Under the terms of the licensing agreement, the Company was committed to purchase and install the QI System at a cost of $400,000 by December 31, 2016, as amended under three subsequent addendum agreements, dated April 25, 2013, November 18, 2013, and April 7, 2014. Consideration for these extensions has been paid in full. The license agreement called for royalty fees of 5% of the fees received from sub licensors, and 3% of sales of by products generated from use of the QI System.

The addendum agreement with Quadra, dated April 7, 2014, also amended terms to include the granting of additional territories to all states in Malaysia in consideration for $70,000, payable on or before April 30, 2014.  Full payment has been made.

On November 19, 2015, the Company entered into a final addendum agreement with Quadra to forgive the total debt owed to Quadra by the Company, as well as to terminate the license agreement dated February 8, 2012, effective immediately.

However, on November 23, 2015, the Company signed a first final addendum amendment agreement with Quadra to amend the final addendum agreement dated as of November 19, 2015. Per this first final addendum amendment, the license agreement dated February 8, 2012, with subsequent addendums thereto, is set to expire automatically on January 31, 2016, for no additional consideration, and no further action by either party is necessary to terminate the license agreement. The Company is also relieved from and is not required to purchase the QI System from Quadra as stated under the license agreement, with subsequent addendums thereto. For the sake of clarity, the Company shall not purchase the QI System from Quadra for $400,000, and no amount is owed by the Company to Quadra under the license agreement, with subsequent addendums thereto. Amounts already paid by the Company to the Quadra have already been written off in the books of the Company, and Quadra will not be liable for any of such amounts.

Zhunger

The Company entered into a sub-license agreement on February 15, 2012 with Zhunger Capital Partners Inc. ("Zhunger”), a licensee domiciled in Taiwan to operate the QI System in the territory of Johore.  The license rights were sold for $70,000 and were fully paid. The Company entered into three subsequent extension agreements with Zhunger dated April 26, 2013, November 19, 2013, and April 10, 2014, to extend the purchase date of the QI System until December 31, 2015, in consideration for $25,000, $30,000, and $30,000, respectively.

On November 19, 2015, the Company entered into a final addendum agreement with Zhunger to forgive the total debt owed by Zhunger to the Company, as well as to terminate the sub-license agreement dated February 15, 2012, effective immediately.

However, on November 3, 2015, the Company signed a first final addendum amendment agreement with Zhunger to amend the final addendum agreement dated as of November 19, 2015.  Per this first final addendum amendment, the sub-license agreement dated February 15, 2012, with subsequent addendums thereto, is set to expire automatically on January 31, 2016 (the “Termination Date”), for no additional consideration, and no further action by either party is necessary to terminate the sub-license agreement.  Zhunger is relieved from and is not required to purchase the QI System from the Company as stated under the sub-license agreement, with subsequent addendums thereto. For the sake of clarity, Zhunger shall not purchase the QI System from the Company for $400,000, and no amount is owed by Zhunger to the Company under the sub-license agreement, with subsequent addendums thereto.  As of November 23, 2015, Zhunger owed $51,726 to the Company. The Company shall forgive the total debt owed by Zhunger to the Company to be effective as of the Termination Date.

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore, we have reduced the value of the asset to zero.

NOTE 6 - BUSINESS CONCENTRATIONS

The Company currently has concentrations in supplier, customer, product and geographic area.  As noted above, the Company had an agreement allowing it to license the disposal technology. The Company subsequently entered into a sub-license agreement (which is set to expire on January 31, 2016) that grants those rights to a single licensee.  The Company is not, however, limited to this activity.

NOTE 7 - INCOME TAXES

The Company files federal income taxes on a cash basis.  There is a tax loss carryforward, and a loss is anticipated for the current year. Therefore, no tax is accrued. No corresponding tax asset is recorded due to a valuation allowance.

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

NOTE 9 – CORPORATE ACTIONS

On November 30, 2015, the Company’s board of directors (the “Board”) and the majority of its shareholders approved that (i) the Company change its name from “Cambridge Projects Inc.” to “Ionix Technology, Inc.”, (ii) the Company voluntarily change its ticker symbol in connection with the name change, and (iii) the Company execute a 3:1 forward stock split, which will increase the Company’s issued and outstanding shares of common stock from 33,001,000 to 99,003,000 (the “Corporate Actions).

The Company filed an application with FINRA to effectuate the Corporate Actions, and filed a Form 8-K on December 10, 2015, in regards to the Corporate Actions. On February 3, 2016, FINRA approved the Corporate Actions, which took effect on the market on February 4, 2016. As a result, (i) the Company’s name is now “Ionix Technology, Inc.”, (ii) its new trading symbol is “IINX” (although the new symbol will not be effective for 20 business days), (iii) the 3:1 forward stock split is effective, payable upon surrender, and (iv) the Company’s new CUSIP number is 46222Q107.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Ionix Technology, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Nevada on March 11, 2011 (inception) and maintains its principal executive office at 245 East Liberty Street, Suite 200, Reno, Nevada, 89501.  Since inception, the Company has been engaged in organizational efforts and to obtain initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the SEC on August 23, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

Quadra

On February 8, 2012, the Company entered into an exclusive licensing agreement with Quadra International Inc. (“Quadra”) to sub-license, market, establish joint ventures, operate a pyrolic waste disposal system (the “QI System”), and sell related by-products using the QI Systems in the states of Johore and Selangor, Malaysia for a period of twenty-five years in consideration for $40,000. The QI System processes organic waste into marketable by-products and is proprietary technology. The  QI System is designed to handle commonly generated waste streams, whether liquid, solid, mixed or unmixed (including whole tires, all types of plastics, e-waste, shredder residues, sewage sludge, animal wastes, biomass, ligneous and infectious biohazard medical waste) and represents an environmentally friendly and commercially viable alternative to traditional methods of processing waste. The solutions are commercially viable ecological recycling models based on zero-waste philosophy. The Company planned to focus on using the application for processing waste tires for conversion to biochar and fuel oil.

Under the terms of the licensing agreement, the Company was committed to purchase and install the QI System at a cost of $400,000 by December 31, 2016, as amended under three subsequent addendum agreements, dated April 25, 2013, November 18, 2013, and April 7, 2014. Consideration for these extensions has been paid in full. The license agreement called for royalty fees of 5% of the fees received from sub licensors, and 3% of sales of by-products generated from use of the QI System. At the time, the Company was assured that an option would be available for the Company to obtain an exclusive license and rights in other states and federal territories in Malaysia that would have varying licensing fees within each state and territory.

On April 25, 2013, the Company signed an addendum to the February 8, 2012, licensing agreement with Quadra, whereby the Company was granted an extension to purchase the QI System by December 31, 2013, for an extension fee of $15,000 to be paid on or before Mary 15, 2013. This addendum also provided that the QI System would be installed at a later date even though the purchase deadline was December 31, 2013.

On November 18, 2013, the Company signed an addendum to the February 8, 2012, licensing agreement with Quadra, whereby the Company was granted another extension to purchase the QI System by September 30, 2015, for an extension fee of $20,000 to be paid on or before November 30, 2013.

On April 7, 2014, the Company entered into an addendum agreement with Quadra to amend certain terms of the licensing agreement dated February 8, 2012 and November 18, 2013. The terms amended included the granting of additional territories to all states in Malaysia, and a requirement to purchase the QI System on or before December 31, 2016, in consideration for $70,000, payable on or before April 30, 2014. On April 17, 2014, the Company obtained a shareholder loan in the amount of $70,000, and such funds were remitted to Quadra for full payment.

On November 19, 2015, the Company entered into a final addendum agreement with Quadra to forgive the total debt owed to Quadra by the Company, as well as to terminate the license agreement dated February 8, 2012, effective immediately.

However, on November 23, 2015, the Company signed a first final addendum amendment agreement with Quadra to amend the final addendum agreement dated as of November 19, 2015. Per this first final addendum amendment, the license agreement dated February 8, 2012, with subsequent addendums thereto, is set to expire automatically on January 31, 2016, for no additional consideration, and no further action by either party is necessary to terminate the license agreement. The Company is also relieved from and is not required to purchase the QI System from Quadra as stated under the license agreement, with subsequent addendums thereto. For the sake of clarity, the Company shall not purchase the QI System from Quadra for $400,000, and no amount is owed by the Company to Quadra under the license agreement, with subsequent addendums thereto. Amounts already paid by the Company to the Quadra have already been written off in the books of the Company, and Quadra will not be liable for any of such amounts.

Zhunger

The Company entered into a sub-license agreement on February 15, 2012 with Zhunger Capital Partners Inc. ("Zhunger”), a licensee domiciled in Taiwan to grant exclusive rights to sub-license, establish joint ventures, use and process organic waste, and sell related by-products using the QI System for a period of 25 years in the territory of Johore, Malaysia. The license rights were sold for $70,000, payable in $5,000 monthly installments commencing on March 1, 2012, and ending on April 1, 2013. As of September 30, 201, the sub-license fee has been fully paid. As per our agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis.  As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was required to purchase the QI System (one treatment application – used tires) for a fixed price of $400,000 by April 30, 2013.

On April 26, 2013, the Company entered into an addendum to the February 15, 2012, sub license agreement with Zhunger, whereby the Company granted Zhunger an extension to purchase the QI System by December 31, 2013, for an extension fee of $20,000 payable in lump sum on or before April 30, 2013, or payable in 5 monthly installments of $5,000 per month commencing from May 1 through September 1, totaling $25,000. Zhunger opted to pay the extension fee through installments. As of September 30, 2015, a total of $ 18,000 was currently owed. The addendum also provided that although the purchase deadline was extended to December 31, 2013, the installation of the QI System would be determined at a later date as approved by Quadra’s technical team. The sub license agreement was also amended to increase the royalty fee on gross sales of by-products generated from the QI System from 3% to 5%.  In addition, the Company would have the sole option to participate in joint venture operations with Zhunger for a $ 150,000 investment for 50% equity of the joint venture. This option was to expire on December 31, 2013.

On November 19, 2013, the Company entered into an addendum to its February 15, 2012 sub license agreement with Zhunger, whereby the Company granted Zhunger an extension to purchase the QI System by September 30, 2015, for an extension fee of $30,000 payable in 6 monthly installments of $5,000 per month commencing from December 1, 2013 through May 1, 2014.

On April 10, 2014, the Company entered into an addendum agreement with Zhunger to amend certain terms of the original agreement dated February 15, 2012, and November 19, 2013. Terms amended include the requirement to purchase the QI System by December 31, 2015, for an extension fee of $ 30,000 payable in monthly instalments of $5,000 per month, commencing August 1, 2014 to January 1, 2015 ( 6 payments in all).  The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option was to expire on September 30, 2015.

On November 19, 2015, the Company entered into a final addendum agreement with Zhunger to forgive the total debt owed by Zhunger to the Company, as well as to terminate the sub-license agreement dated February 15, 2012, effective immediately.

However, on November 23, 2015, the Company signed a first final addendum amendment agreement with Zhunger to amend the final addendum agreement dated as of November 19, 2015.  Per this first final addendum amendment, the sub-license agreement dated February 15, 2012, with subsequent addendums thereto, is set to expire automatically on January 31, 2016 (the “Termination Date”), for no additional consideration, and no further action by either party is necessary to terminate the sub-license agreement.  Zhunger is relieved from and is not required to purchase the QI System from the Company as stated under the sub-license agreement, with subsequent addendums thereto. For the sake of clarity, Zhunger shall not purchase the QI System from the Company for $400,000, and no amount is owed by Zhunger to the Company under the sub-license agreement, with subsequent addendums thereto.  As of November 23, 2015, Zhunger owed $51,726 to the Company. The Company shall forgive the total debt owed by Zhunger to the Company to be effective as of the Termination Date.

Magnum

On November 19, 2015, we received a waiver letter from Magnum Group International Inc. (“Magnum”) whereby an aggregate amount of $184,085 due to Magnum was waived.

Change in Control

On November 20, 2015, the Company’s former majority shareholder, sole director, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, Locksley Samuels, completed a private common stock purchase agreement to sell his entire 21,600,000 shares of the Company’s common stock to Shining Glory Investments Limited (“SGI”) for $300,000. As a result of the sale, a change of control has occurred as SGI has acquired approximately 65.45% of the Company’s issued and outstanding common stock.

Pursuant to the terms and conditions of this stock purchase agreement, Mr. Samuels resigned from his positions as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, effective as of November 20, 2015. On the same day, Ms. Doris Zhou, 34, was elected as the Company’s new Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and board member.

Impairment of License Value

The Company has determined that it is more likely than not that the value of the license has diminished.  There is no open market for this type of asset and no comparables.  Therefore we have reduced the value of the asset to zero.

For the next twelve months, the Company anticipates that a significant portion of its costs will relate to filing Exchange Act reports and professional fees for audit and legal costs.

There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, the Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Liquidity and Capital Resources

As of December 31, 2015, we had a negative working capital of $ 3,365.

Our current liabilities consist primarily of amounts due to professional fees accrued for this quarter in the amount of
$4,000. Our  company President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

We will require approximately $80,000 to fund our working capital needs as follows:

Audit and accounting	20,000
Consulting fees – Periodic reports and Edgar/XBRL filing	14,000
Office and miscellaneous	4,000
Total	$38,000

We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future.
We are dependent upon our director and the major shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Cash Flows from Operating Activities

We suffered from a negative operating activities cash flow of $14,039 for the six month period ended December 31, 2015 compared with the negative operating activities cash flow of $13,619 for the six month period ended December 31, 2014.

Cash Flows from Investing Activities

We did not have any investing activity for the six month periods ended December 31, 2015 and 2014.

Cash Flows from Financing Activities

We received shareholders loan in the amount of $13,983 and $14,313 for each of the six months period ended December 31, 2015and 2014 respectively.

Results of Operations for the Three Months Ended December 31, 2015, and 2014

For the three month periods ended December 31, 2015 and 2014, we did not generate any revenues based upon management’s decision to recognize revenue upon receipt as opposed to amortizing amounts over the term of the agreement.

Results of Operations for the Six Months Ended December 31, 2015, and 2014

For the six month period ended December 31, 2015, we did not generate any revenues based upon management’s decision to recognize revenue upon receipt as opposed to amortizing amounts over the term of the agreement, effective June 30, 2014.

For the six month period ended December 31, 2015 and 2014, our expenses were as follows:

	2015	2014
General and Administrative Expenses:
Professional fees	$7,500	$16,542
Impairment	51,726	10,000
Assessment	-	10,000
Amortization	2,749	5,498
Office and miscellaneous	3,039	1,306
Forgiveness of debt	(184,085)	-
Total expenses	$(119,071)	$43,346

Our professional fees were significantly less in 2015 as the 2014 balance consists of an increase in audit fees and also a charge relating to the re-audit of our 2013 financial statements.  We do not anticipate this charge in the future.

Our office and miscellaneous consists of amounts paid for bank charges and XBRL fees.  We do not anticipate bank charges to fluctuate however our XBRL fees will increase or decrease depending on number of tags used in our financial statement disclosures.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 (b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q at the reasonable assurance level.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal controls.

Item 4T.  Controls and Procedures.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II – OTHER INFORMATION

Item1.  Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, there are no material or pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 30, 2015, the Company’s board of directors (the “Board”) and the majority of its shareholders approved that (i) the Company change its name from “Cambridge Projects Inc.” to “Ionix Technology, Inc.”, (ii) the Company voluntarily change its ticker symbol in connection with the name change, and (iii) the Company execute a 3:1 forward stock split, which will increase the Company’s issued and outstanding shares of common stock from 33,001,000 to 99,003,000 (the “Corporate Actions).

The Company filed an application with FINRA to effectuate the Corporate Actions, and filed a Form 8-K on December 10, 2015, in regards to the Corporate Actions. On February 3, 2016, FINRA approved the Corporate Actions, which took effect on the market on February 4, 2016. As a result, (i) the Company’s name is now “Ionix Technology, Inc.”, (ii) its new trading symbol is “IINX” (although the new symbol will not be effective for 20 business days), (iii) the 3:1 forward stock split is effective, payable upon surrender, and (iv) the Company’s new CUSIP number is 46222Q107.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IONIX TECHNOLOGY, INC.

Date: February 12, 2016	/s/ Doris Zhou
Doris Zhou, its Chief Executive Officer