Form 10-Q
period 2016-03-31
IONIX TECHNOLOGY, INC.
filed 2016-05-13
CIK 1528308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

____________________________
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

As of May 11, 2016, there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of May 11, 2016, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

IONIX TECHNOLOGY, INC.
FORM 10-Q
MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$113,620	$691
Account and other receivables	259,265	-
License fee receivable, net	-	60,000
Total current assets	372,885	60,691

OTHER ASSET
Intangible asset – License, net	-	54,475
Total other assets	-	54,475

TOTAL ASSETS	$372,885	$115,166

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Account and other payable	$273,584	$44,285
Accrued expenses	3,939	-
Due to director	46,899
Due to shareholder	-	133,317
Deferred revenue	-	60,000
Total current liabilities	324,422	237,602

COMMITMENT AND CONTINGENCIES	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized of $.0001 par value; 5,000,000 issued and outstanding	500	-
Common stock, 195,000,000 and 200,000,000 shares authorized, respectively of $.0001 par value; 99,003,000 issued and outstanding	9,900	9,900
Additional paid in capital	53,161	3,661
Accumulated Other Comprehensive Income	243	-
Accumulated deficit	(15,341)	(135,997)
Total shareholders’ deficit	48,463	(122,436)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$372,885	$115,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015

Revenues	$281,550	$-	$281,550	$-
Cost of revenues	253,121	-	253,121	-

Gross Profit	28,429	-	28,429	-

Operating Expenses:
Professional fees	21,377	20,823	13,877	4,391
General and Administrative	10,242	2,468	7,202	1,052
Impairment	51,726	15,000	-	5,000
Assessment	-	10,000	-	-
Amortization	2,749	8,247	-	2,749
Forgiveness of debt	(184,085)	-	-	-
Total Operating Expenses	(97,992)	56,538	21,079	13,192

Net Income (loss) before provision for income taxes	$126,422	$(56,538)	$7,351	$(13,192)

Taxation	5,766		5,766
Net Income (loss)	120,656	(56.538)	1,585	(13,192)

Net income (loss) per common share - basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding	99,003,000	99,003,000	99,003,000	99,003,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONIX TECHNOLOGY, INC.
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015

Net Income (loss)	$120,656	$(56.538)	$1,585	$(13,192)

Other comprehensive income:
Items that may be subsequently reclassified to profit or loss

Currency translation differences	243	-	243	-

Total comprehensive income	$120,899	$(56.538)	$1,828	$(13,192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2015	-	$-	99,003,000	$9,900	$3,661	$(135,997)	$(122,436)

Share issued on February 17, 2016	5,000,000	500	-	-	49,500	-	50,000

Net Income	-	-	-	-	-	120,656	120,656

Balance at March 31, 2016	5,000,000	$500	99,003,000	$9,900	$53,161	$(15,341)	$48,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$120,656	$(56,538)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization	2,749	8,247
Exchange difference	243	-
Impairment	51,726	15,000
Forgiveness of debt	(184,085)	-
Changes in assets and liabilities:
Increase in account and other receivable	(259,265)	-
Increase in license fee receivable	-	(25,000)
Increase (decrease) in accounts and other payable	266,084	(771)
Increase in accrued expenses	3,939	-
Increase in due to director	46,899	-
Increase in penalty payable	-	10,000
Increase in deferred revenue	-	30,000
Net cash provided by (used for) operating activities	48,703	(20,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	50,000	-
Proceeds from shareholder loan	13,983	20,949
Net cash provided by financing activities	63,983	20,949

Net change in cash	112,929	652

Cash, at beginning of period	691	81

Cash, at end of period	$113,620	$733

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONIX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

When used in this report, the terms “Ionix”, “Company”, “we”, “our” or “us” mean, unless the context otherwise indicates, Ionix Technology, Inc. and its subsidiaries.

Corporate History

Ionix Technology, Inc. (the “Company”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011, and maintains its principal executive office at 245 East Liberty Street, Suite 200, Reno, Nevada, 89501. The Company was originally formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2011, and focused its efforts to identify a possible business combination.

On November 20, 2015, the Company’s prior majority shareholder, prior sole director, prior Chief Executive Officer, prior Chief Financial Officer, prior Secretary, and prior Treasurer, Locksley Samuels (“Seller”), completed a private common stock purchase agreement (the “SPA”) to sell his entire 21,600,000 shares of the Company’s common stock to Shining Glory Investments Limited (“Purchaser”). In connection with the SPA, the Board appointed Ms. Doris Zhou as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and director on November 20, 2015, and Seller concurrently resigned from such positions. As a result of the SPA, a change in control occurred as (i) Purchaser acquired approximately 65.45% of the Company’s common stock, and (ii) the Company’s sole officer and director after the SPA is Ms. Zhou.

On November 30, 2015, the Company’s board of directors (the “Board”) and the majority of its shareholders approved that (i) the Company change its name from “Cambridge Projects Inc.” to “Ionix Technology, Inc.”, (ii) the Company voluntarily changed its ticker symbol in connection with the name change, and (iii) the Company execute a 3:1 forward stock split, which will increase the Company’s issued and outstanding shares of common stock from 33,001,000 to 99,003,000 (the “Corporate Actions). The Company filed an application with the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Corporate Actions, and filed a Form 8-K on December 10, 2015, in regards to the Corporate Actions. On February 3, 2016, FINRA approved the Corporate Actions, which took effect on the market on February 4, 2016. As a result, (i) the Company’s name is now “Ionix Technology, Inc.”, (ii) its new trading symbol is “IINX”, (iii) the 3:1 forward stock split is effective, payable upon surrender, and (iv) the Company’s new CUSIP number is 46222Q107.

On February 17, 2016, the Board ratified, approved, and authorized the Company’s formation of a wholly-owned subsidiary, Well Best International Investment Limited, a limited liability company formed under the laws of Hong Kong Special Administrative Region (“Well Best”). Well Best has been formed to (i) act as an investment holding company and hold the assets of Taizhou Ionix Technology Company Limited (as explained below), and (ii) pursue new business ventures conducted in the Asia Pacific region excluding China.

On February 17, 2016, the Board ratified, approved, and authorized the Company, as the sole member of Well Best, on the formation of Taizhou Ionix Technology Company Limited (“Taizhou Ionix”), a company formed under the laws of China and a wholly-owned subsidiary of Well Best. As a result, Taizhou Ionix is an indirect wholly-owned subsidiary of the Company. Taizhou Ionix was formed to (i) develop, design, and manufacture lithium-ion batteries for electric vehicles, and (ii) act as an investment holding company that may acquire other businesses located in China.

Prior Operations and Agreements (Quadra & Zhunger)

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

On April 7, 2014, the Company entered into an addendum agreement with Quadra to amend certain terms of the licensing agreement dated February 8, 2012, and November 18, 2013. The terms amended included the granting of additional territories to all states in Malaysia, and a requirement to purchase the QI System on or before December 31, 2016, in consideration for $70,000, payable on or before April 30, 2014. On April 17, 2014, the Company obtained a shareholder loan in the amount of $70,000, and such funds were remitted to Quadra for full payment.

On November 19, 2015, the Company entered into a final addendum agreement with Quadra to forgive the total debt owed to Quadra by the Company, as well as to terminate the license agreement dated February 8, 2012, effective immediately.

However, on November 23, 2015, the Company signed a first final addendum amendment agreement with Quadra to amend the final addendum agreement dated as of November 19, 2015. Per this first final addendum amendment, the license agreement dated February 8, 2012, with subsequent addendums thereto, is set to expire automatically on January 31, 2016, for no additional consideration, and no further action by either party is necessary to terminate the license agreement. The Company is also relieved from and is not required to purchase the QI System from Quadra as stated under the license agreement, with subsequent addendums thereto. For the sake of clarity, the Company shall not purchase the QI System from Quadra for $400,000, and no amount is owed by the Company to Quadra under the license agreement, with subsequent addendums thereto. Amounts already paid by the Company to Quadra have already been written off in the books of the Company, and Quadra will not be liable for any of such amounts.

Zhunger

The Company entered into a sub-license agreement on February 15, 2012, with Zhunger Capital Partners Inc. ("Zhunger”), a licensee domiciled in Taiwan to grant exclusive rights to sub-license, establish joint ventures, use and process organic waste, and sell related by-products using the QI System for a period of 25 years in the territory of Johore, Malaysia. The license rights were sold for $70,000, payable in $5,000 monthly installments commencing on March 1, 2012, and ending on April 1, 2013. As of September 30, 201, the sub-license fee has been fully paid. As per our agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis. As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was required to purchase the QI System (one treatment application – used tires) for a fixed price of $400,000 by April 30, 2013.

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

On November 19, 2013, the Company entered into an addendum to its February 15, 2012, sub license agreement with Zhunger, whereby the Company granted Zhunger an extension to purchase the QI System by September 30, 2015, for an extension fee of $30,000 payable in 6 monthly installments of $5,000 per month commencing from December 1, 2013, through May 1, 2014.

On April 10, 2014, the Company entered into an addendum agreement with Zhunger to amend certain terms of the original agreement dated February 15, 2012, and November 19, 2013. Terms amended include the requirement to purchase the QI System by December 31, 2015, for an extension fee of $30,000 payable in monthly instalments of $5,000 per month, commencing August 1, 2014 to January 1, 2015 ( 6 payments in all).  The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option was to expire on September 30, 2015.

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

Business Operations

Lithium-ion Battery Industry Overview

The lithium-ion battery industry is growing fast and is expected to continue to advance as high power and high capacity battery cells increase its penetration into broader forms of use. Lithium-ion batteries power most of the devices people use every day. For example, most lithium-ion batteries are used in consumer electronic devices such as computers and mobile devices. However, lithium-ion batteries have recently expanded into automotive products where they are used in electric vehicles and in storage applications.

Our Business

Upon the terminations of the licensing and sub-licensing agreements with Quadra and Zhunger, respectively, for the QI System, the Company has turned its attention to developing, designing, and manufacturing lithium-ion batteries.

However, the Company believed that owning and operating its own manufacturing plant would be too costly. As a result, Taizhou entered into a manufacturing agreement (the “Manufacturing Agreement”) with Taizhou Jiunuojie Electronic Technology Limited (“Jiunuojie”) on January 1, 2016, whereby Jiunuojie agreed to manufacture and produce Taizhou’s lithium-ion battery products at a fixed cost per product. In doing so, Taizhou now focuses on the research and development of new lithium battery manufacturing technology, and the marketing and sale of its lithium-ion battery products, where its core product is a lithium-ion battery for the use in electric vehicles.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of Ionix Technology, Inc. for the nine month periods ended March 31, 2016, and 2015 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such comparable periods. The results of operations for the nine month periods ended March 31, 2016, are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for year ended June 30, 2015.

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Basis of consolidation

The consolidated financial statements include the financial statements of Ionix Technology Inc. and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended March 31, 2016.

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales.

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and discloses in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and nine months ended March 31, 2016, and 2015, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2016, the Company did not have any significant unrecognized uncertain tax positions.

Net loss per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in the People’s Republic of China (“PRC”) maintain their books and records in their local currency, the Renminbi Yuan ("RMB"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in the PRC.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and note payable approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a material impact on the Company’s financial condition or the results of its operations.

NOTE 4 – COMMITMENT AND CONTINGENCIES

On November 23, 2015, the Company signed a first final addendum amendment agreement which relieved the Company from purchasing the QI System from Quadra as stated under the license agreement.

There is reliance on a single project, and also a concentration in customer base and geographic area.

NOTE 5 - RELATED PARTY TRANSACTIONS

On November 19, 2015, the Company received a letter of forgiveness from Magnum Group International Inc. (“Magnum”) whereby an aggregate amount of $184,085 due to Magnum was forgiven.

NOTE 6 - LICENSE AGREEMENTS

Quadra

The Company entered into a license agreement on February 8, 2012, with Quadra International Inc. ("Quadra") to license, market, and operates a pyrolic waste disposal system (“QI System”) in the states of Johore and Selangor, Malaysia.  The Company was granted a twenty-five year exclusive license to market and operate the QI System for $40,000. This was capitalized as an intangible asset and was being amortized by the straight line method over a 10 year period.  Under the terms of the licensing agreement, the Company was committed to purchase and install the QI System at a cost of $400,000 by December 31, 2016, as amended under three subsequent addendum agreements, dated April 25, 2013, November 18, 2013, and April 7, 2014. Consideration for these extensions has been paid in full. The license agreement called for royalty fees of 5% of the fees received from sub licensors, and 3% of sales of byproducts generated from use of the QI System.

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

NOTE 7 - BUSINESS CONCENTRATIONS

The Company currently has concentrations in supplier, customer, product and geographic area.

NOTE 8 - INCOME TAXES

Ionix Technology Inc. is registered in the State of Nevada and is subject to the tax laws of the United States of America.

Well Best is registered in Hong Kong and is subject to the tax laws of Hong Kong Special Administrative Region.

Taizhou Ionix is registered in the People’s Republic of China and is subject to the Corporate Income Tax of the People’s Republic of China at a unified income tax rate of 25%.

NOTE 9 – COMMON AND PREFERRED STOCK

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

On February 17, 2016, the Company entered into a subscription agreement to sell 5,000,000 preferred shares (the“Preferred Shares”) for $50,000 in cash ($0.01 per share). No commissions were paid to any broker or third party for this transaction. Each preferred share entitles the holder to 100 votes on all matters submitted to a vote of the shareholders of the Company. The Preferred Shares are not entitled to any conversion rights, and ranks junior to holders of common stock to all indebtedness of the Company.

NOTE 10 – CORPORATE ACTIONS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate History

Ionix Technology, Inc. (the “Company”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011, and maintains its principal executive office at 245 East Liberty Street, Suite 200, Reno, Nevada, 89501. The Company was originally formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2011, and focused its efforts to identify a possible business combination.

On November 20, 2015, the Company’s prior majority shareholder, prior sole director, prior Chief Executive Officer, prior Chief Financial Officer, prior Secretary, and prior Treasurer, Locksley Samuels (“Seller”), completed a private common stock purchase agreement (the “SPA”) to sell his entire 21,600,000 shares of the Company’s common stock to Shining Glory Investments Limited (“Purchaser”). In connection with the SPA, the Board appointed Ms. Doris Zhou as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and director on November 20, 2015, and Seller concurrently resigned from such positions. As a result of the SPA, a change in control occurred as (i) Purchaser acquired approximately 65.45% of the Company’s common stock, and (ii) the Company’s sole officer and director after the SPA is Ms. Zhou.

On November 30, 2015, the Company’s board of directors (the “Board”) and the majority of its shareholders approved that (i) the Company change its name from “Cambridge Projects Inc.” to “Ionix Technology, Inc.”, (ii) the Company voluntarily changed its ticker symbol in connection with the name change, and (iii) the Company execute a 3:1 forward stock split, which will increase the Company’s issued and outstanding shares of common stock from 33,001,000 to 99,003,000 (the “Corporate Actions). The Company filed an application with the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Corporate Actions, and filed a Form 8-K on December 10, 2015, in regards to the Corporate Actions. On February 3, 2016, FINRA approved the Corporate Actions, which took effect on the market on February 4, 2016. As a result, (i) the Company’s name is now “Ionix Technology, Inc.”, (ii) its new trading symbol is “IINX”, (iii) the 3:1 forward stock split is effective, payable upon surrender, and (iv) the Company’s new CUSIP number is 46222Q107.

On February 17, 2016, the Board ratified, approved, and authorized the Company’s formation of a wholly-owned subsidiary, Well Best International Investment Limited, a limited liability company formed under the laws of Hong Kong Special Administrative Region (“Well Best”). Well Best has been formed to (i) act as an investment holding company and hold the assets of Taizhou Ionix Technology Company Limited (as explained below), and (ii) pursue new business ventures conducted in the Asia Pacific region excluding China.

On February 17, 2016, the Board ratified, approved, and authorized the Company, as the sole member of Well Best, on the formation of Taizhou Ionix Technology Company Limited (“Taizhou Ionix”), a company formed under the laws of China and a wholly-owned subsidiary of Well Best. As a result, Taizhou Ionix is an indirect wholly-owned subsidiary of the Company. Taizhou Ionix was formed to (i) develop, design, and manufacture lithium-ion batteries for electric vehicles, and (ii) act as an investment holding company that may acquire other businesses located in China.

Prior Operations and Agreements (Quadra & Zhunger)

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

On April 7, 2014, the Company entered into an addendum agreement with Quadra to amend certain terms of the licensing agreement dated February 8, 2012, and November 18, 2013. The terms amended included the granting of additional territories to all states in Malaysia, and a requirement to purchase the QI System on or before December 31, 2016, in consideration for $70,000, payable on or before April 30, 2014. On April 17, 2014, the Company obtained a shareholder loan in the amount of $70,000, and such funds were remitted to Quadra for full payment.

On November 19, 2015, the Company entered into a final addendum agreement with Quadra to forgive the total debt owed to Quadra by the Company, as well as to terminate the license agreement dated February 8, 2012, effective immediately.

However, on November 23, 2015, the Company signed a first final addendum amendment agreement with Quadra to amend the final addendum agreement dated as of November 19, 2015. Per this first final addendum amendment, the license agreement dated February 8, 2012, with subsequent addendums thereto, is set to expire automatically on January 31, 2016, for no additional consideration, and no further action by either party is necessary to terminate the license agreement. The Company is also relieved from and is not required to purchase the QI System from Quadra as stated under the license agreement, with subsequent addendums thereto. For the sake of clarity, the Company shall not purchase the QI System from Quadra for $400,000, and no amount is owed by the Company to Quadra under the license agreement, with subsequent addendums thereto. Amounts already paid by the Company to Quadra have already been written off in the books of the Company, and Quadra will not be liable for any of such amounts.

Zhunger

The Company entered into a sub-license agreement on February 15, 2012, with Zhunger Capital Partners Inc. ("Zhunger”), a licensee domiciled in Taiwan to grant exclusive rights to sub-license, establish joint ventures, use and process organic waste, and sell related by-products using the QI System for a period of 25 years in the territory of Johore, Malaysia. The license rights were sold for $70,000, payable in $5,000 monthly installments commencing on March 1, 2012, and ending on April 1, 2013. As of September 30, 201, the sub-license fee has been fully paid. As per our agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis. As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was required to purchase the QI System (one treatment application – used tires) for a fixed price of $400,000 by April 30, 2013.

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

On November 19, 2013, the Company entered into an addendum to its February 15, 2012, sub license agreement with Zhunger, whereby the Company granted Zhunger an extension to purchase the QI System by September 30, 2015, for an extension fee of $30,000 payable in 6 monthly installments of $5,000 per month commencing from December 1, 2013, through May 1, 2014.

On April 10, 2014, the Company entered into an addendum agreement with Zhunger to amend certain terms of the original agreement dated February 15, 2012, and November 19, 2013. Terms amended include the requirement to purchase the QI System by December 31, 2015, for an extension fee of $30,000 payable in monthly instalments of $5,000 per month, commencing August 1, 2014 to January 1, 2015 ( 6 payments in all).  The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option was to expire on September 30, 2015.

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

Business Operations

Lithium-ion Battery Industry Overview

The lithium-ion battery industry is growing fast and is expected to continue to advance as high power and high capacity battery cells increase its penetration into broader forms of use. Lithium-ion batteries power most of the devices people use every day. For example, most lithium-ion batteries are used in consumer electronic devices such as computers and mobile devices. However, lithium-ion batteries have recently expanded into automotive products where they are used in electric vehicles and in storage applications.

Our Business

Upon the terminations of the licensing and sub-licensing agreements with Quadra and Zhunger, respectively, for the QI System, the Company has turned its attention to developing, designing, and manufacturing lithium-ion batteries.

However, the Company believed that owning and operating its own manufacturing plant would be too costly. As a result, Taizhou entered into a manufacturing agreement (the “Manufacturing Agreement”) with Taizhou Jiunuojie Electronic Technology Limited (“Jiunuojie”) on January 1, 2016, whereby Jiunuojie agreed to manufacture and produce Taizhou’s lithium-ion battery products at a fixed cost per product. In doing so, Taizhou now focuses on the research and development of new lithium battery manufacturing technology, and the marketing and sale of its lithium-ion battery products, where its core product is a lithium-ion battery for the use in electric vehicles.

Results of Operations for the Three Months Ended March 31, 2016, and 2015

Net Income (Loss)
For the three months ended March 31, 2016 and 2015, net income (loss) was $1,585 and ($13,192), respectively.

Revenue
For the three months ended March 31, 2016 and 2015, revenue was $281,550 and $0, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries in the PRC.

Cost of Revenue
For the three months ended March 31, 2016 and 2015, cost of revenue was $253,121 and $0, respectively. In 2016, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to Jiunuojie.

Gross Profit
For the three months ended March 31, 2016 and 2015, gross profit was $28,429 and $0, respectively. Our gross profit maintained at 10% during the three months ended March 31, 2016.

Professional Fees
For the three months ended March 31, 2016 and 2015, professional fees were $13,877 and $4,391, respectively.  Our professional fees were significantly more in 2016 as there were more professional fees regarding the consulting for periodic reports and Edgar/XBRL filing fees.

General and Administrative Expenses
For the three months ended March 31, 2016 and 2015, general and administrative expenses were $7,202 and $1,052, respectively. Our general and administrative expenses mainly comprised of payroll expenses, transportation, office and other miscellaneous expenses. The expenses were significantly more in 2016 as we have commenced the operation in the PRC during this period.

Impairment
For the three months ended March 31, 2016 and 2015, impairment was $0 and $5,000, respectively. We did not incur any impairment charges in 2016 as the Company terminated the license agreement for the QI System during the period.

Assessment
For the three months ended March 31, 2016 and 2015, assessment was $0 and $0, respectively, as we did not incur any assessments during this period.

Amortization
For the three months ended March 31, 2016 and 2015, amortization was $0 and $2,749, respectively. We did not incur any amortization expense in 2016 as the Company terminated the license agreement for the QI System during the period.

Forgiveness of Debt
For the three months ended March 31, 2016 and 2015, forgiveness of debt was $0 and $0, respectively, as we did not incur any forgiveness of debt during this period.

Results of Operations for the Nine Months Ended March 31, 2016, and 2015

Net Income (Loss)
For the nine months period ended March 31, 2016 and 2015, net income (loss) was $120,656 and ($56,538), respectively.

Revenue
For the nine months ended March 31, 2016 and 2015, revenue was $281,550 and $0, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries in the PRC.

Cost of Revenue
For the nine months ended March 31, 2016 and 2015, cost of revenue was $253,121 and $0, respectively. In 2016, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to Jiunuojie.

Gross Profit
For the nine months ended March 31, 2016 and 2015, gross profit was $28,429 and $0, respectively. Our gross profit maintained at 10% during the nine months ended March 31, 2016.

Professional Fees
For the nine months ended March 31, 2016 and 2015, professional fees were $21,377 and $20,823, respectively.  Our professional fees were significantly more in 2016 as there were more professional fees regarding the consulting for periodic reports and Edgar/XBRL filing fees.

General and Administrative Expenses
For the nine months ended March 31, 2016 and 2015, general and administrative expenses were $10,242 and $2,468, respectively. Our general and administrative expenses mainly comprised of payroll expenses, transportation, office and other miscellaneous expenses. The expenses were significantly more in 2016 as we have commenced the operation in the PRC during this period.

Impairment
For the nine months ended March 31, 2016 and 2015, impairment was $51,726 and $15,000, respectively. The impairment charge in 2016 is significantly higher than that in 2015 as the Company terminated the license agreement for the QI System during the period. Thus, all the remaining value of the intangible assets is to be fully impaired.

Assessment
For the nine months ended March 31, 2016 and 2015, assessment was $0 and $10,000, respectively.

Amortization
For the nine months ended March 31, 2016 and 2015, amortization was $2,749 and $8,247, respectively. The amortization charges in 2016 is lower than that in 2015 as the Company effectively impaired the intangible assets during November 2015, and so no amortization charges is to incur from December 2015 onwards.

Forgiveness of Debt
For the nine months ended March 31, 2016 and 2015, forgiveness of debt was $(184,085) and $0, respectively. This is a result of the Company entering into a final addendum agreement with Quadra on November 19, 2015, to forgive the total debt owed to Quadra by the Company.

Liquidity and Capital Resources

As of March 31, 2016, we have a working capital of $48,463.

Our current liabilities consist primarily of account and other payable of $273,584, amount due to a director of $46,899, and amounts due to professional fees accrued for this quarter in the amount of $3,939. Our company President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

We will require approximately $38,000 to fund our working capital needs as follows:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, and is therefore not required to provide this information.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

We review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting for Ionix. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal controls over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Ionix; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Ionix are being made only in accordance with authorizations of management and directors of Ionix; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Ionix’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Ionix’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Item 4T.  Controls and Procedures.

The Company is a smaller reporting company, and is therefore not required to provide this information.

PART II – OTHER INFORMATION

Item1.  Legal Proceedings.

The Company is not currently a party to, and none of its property is the subject of, any pending legal proceedings. To the Company’s knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2016, the Company entered into a subscription agreement to sell 5,000,000 preferred shares (the “Preferred Shares”) for $50,000 in cash ($0.01 per share). No commissions were paid to any broker or third party for this transaction.

The Preferred Shares are not registered and were sold pursuant to the registration exemption provided under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IONIX TECHNOLOGY, INC.

Date: May13, 2016	/s/ Doris Zhou
Doris Zhou, its Chief Executive Officer