Form 10-K
period 2016-06-30
IONIX TECHNOLOGY, INC.
filed 2016-10-11
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 000-54485

IONIX TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 Howard Hughes Pkwy Ste. 500S, Las Vegas, NV 89169
(Address of principal executive offices) (Zip Code)

 (702) 475-5906
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $18,811,650 based upon the price ($0.55) at which the common stock was last sold as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of October 11, 2016, there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of October 11, 2016, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

Documents Incorporated By Reference:  None

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

his Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this Annual Report to the words "we," "our," "us," the "Company," "IINX," or “Ionix” refers to Ionix Technology, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1.	Business

Corporate Background

Ionix Technology, Inc. (the “Company”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011, and maintains its principal executive office at 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas, Nevada, 89169. The Company was originally formed to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2011, and focused its efforts to identify a possible business combination.

On November 20, 2015, the Company’s former majority shareholder and chief executive offer, Locksley Samuels (“Seller”), completed a private common stock purchase agreement (the “SPA”) to sell his entire 21,600,000 shares of the Company’s common stock to Shining Glory Investments Limited (“Purchaser”). In connection with the SPA, the Board appointed Ms. Doris Zhou as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and director on November 20, 2015, and Seller concurrently resigned from all positions with the Company. As a result of the SPA, a change in control occurred as (i) Purchaser acquired approximately 65.45% of the Company’s common stock, and (ii) the Company’s sole officer and director after the SPA is Ms. Zhou.

On November 30, 2015, the Company’s board of directors (the “Board”) and the majority of its shareholders approved that (i) the Company change its name from “Cambridge Projects Inc.” to “Ionix Technology, Inc.”, (ii) the Company voluntarily changed its ticker symbol in connection with the name change, and (iii) the Company execute a 3:1 forward stock split, which will increase the Company’s issued and outstanding shares of common stock from 33,001,000 to 99,003,000 (the “Corporate Actions). The Company filed an application with the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Corporate Actions and filed a Form 8-K on December 10, 2015, in regards to the Corporate Actions. On February 3, 2016, FINRA approved the Corporate Actions, which took effect on the market on February 4, 2016. As a result, (i) the Company’s name is now “Ionix Technology, Inc.”, (ii) its new trading symbol is “IINX”, (iii) the 3:1 forward stock split is effective, payable upon surrender, and (iv) the Company’s new CUSIP number is 46222Q107.

On February 17, 2016, the Board ratified, approved, and authorized the Company’s acquisition of a wholly-owned subsidiary, Well Best International Investment Limited, a limited liability company formed under the laws of Hong Kong Special Administrative Region (“Well Best”) on September 14, 2015. Well Best was acquired by Qingchun Yang, its current director, on November 10, 2015.  One hundred percent interest in Well Best was transferred to Ionix Technology on February 15, 2016. Well Best’s purpose is to (i) act as an investment holding company and hold the assets of Taizhou Ionix Technology Company Limited (as explained below), and (ii) pursue new business ventures conducted in the Asia Pacific region excluding China.  Well Best has had no activities since inception.

On February 17, 2016, the Board ratified, approved, and authorized the Company, as the sole member of Well Best, on the formation of Taizhou Ionix Technology Company Limited (“Taizhou Ionix”), a company formed under the laws of China on December 17, 2015, and a wholly-owned subsidiary of Well Best. Taizhou Ionix conducted no business between its date of incorporation and date approved by the Board. As a result, Taizhou Ionix is an indirect wholly-owned subsidiary of the Company. Taizhou Ionix was formed to (i) develop, design, and manufacture lithium-ion batteries for electric vehicles, and (ii) act as an investment holding company that may acquire other businesses located in China.

On August 19, 2016, Well Best, a wholly-owned subsidiary of the Company entered into a share transfer agreement (the “Share Transfer Agreement”) whereby Well Best sold 100% of its equity interest in Taizhou Ionix, to Mr. GuoEn Li, the sole director and officer of Taizhou for approximately 30,000 Chinese Yuan ($5,000USD)(the “Sale”). Well Best was the sole shareholder of Taizhou. The Board approved and authorized the Sale, and instructed Well Best to enter into and execute the Share Transfer Agreement due to the fact that the Company believed that Taizhou’s manufacturing contract with Taizhou Jiunuojie Electronic Technology Limited to produce lithium batteries was not beneficial to the Company. As a result of the Sale, (i) Taizhou is no longer an indirect, wholly-owned subsidiary of the Company, and (ii) Mr. Li is no longer affiliated with the Company. The Share Transfer Agreement was filed as exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on August 24, 2016.

On August 19, 2016, the Board ratified, approved, and authorized the Company, as the sole member of Well Best, on  the formation of Xinyu Ionix Technology Company Limited (“Xinyu Ionix”), a company formed under the laws of China on May 19, 2016. As a result Xinyu Ionix is a wholly-owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Between May 19, 2016 and the date the Board ratified the incorporation, Xinyu Ionix conducted no business. Xinyu Ionix will focus on developing and designing lithium batteries as well as to act as an investment company that may acquire other businesses located in China.

On August 19, 2016, Xinyu Ionix, the Company’s indirect, wholly-owned subsidiary, entered into a manufacturing agreement with Jiangxi Huanming Technology Limited Company (“Jiangxi”) whereby Jiangxi would manufacture and produce lithium batteries for Xinyu on an as-needed basis, pursuant to Xinyu Ionix’s instructions and specifications, for 0.9 Renminbi (approximately $0.14 USD) per unit (the “Jiangxi Agreement”). The Jiangxi Agreement was filed as exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on August 24, 2016.

Prior Operations and Agreements (Quadra &Zhunger)

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

On November 19, 2015, the Company entered into a final addendum agreement with Quadra to terminate the license agreement dated February 8, 2012, effective immediately.

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

Zhunger

The Company entered into a sub-license agreement on February 15, 2012, with Zhunger Capital Partners Inc. ("Zhunger”), a licensee domiciled in Taiwan to grant exclusive rights to sub-license, establish joint ventures, use and process organic waste, and sell related by-products using the QI System for a period of 25 years in the territory of Johore, Malaysia. The license rights were sold for $70,000, payable in $5,000 monthly installments commencing on March 1, 2012, and ending on April 1, 2013. As of September 30, 2013, the sub-license fee has been fully paid. As per our agreement with Quadra, 5% of any sub license fees received are payable to Quadra on a quarterly basis. As additional consideration under the agreement with Quadra or the agreement with Zhunger, gross sales on by-products generated from the QI System will be subject to a 3% royalty fee.  Zhunger was required to purchase the QI System (one treatment application – used tires) for a fixed price of $400,000 by April 30, 2013.

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

On April 10, 2014, the Company entered into an addendum agreement with Zhunger to amend certain terms of the original agreement dated February 15, 2012, and November 19, 2013. Terms amended include the requirement to purchase the QI System by December 31, 2015, for an extension fee of $30,000 payable in monthly installments of $5,000 per month, commencing August 1, 2014 to January 1, 2015 ( 6 payments in all).  The Company also obtained the option of acquiring 50% of waste conversion operations derived from the QI System by investing $150,000. This option was to expire on September 30, 2015.

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

Magnum

On November 19, 2015, we received a letter of debt forgiveness from Magnum Group International Inc. (“Magnum”) whereby an aggregate amount of $184,085 which was due to Magnum was forgiven. Magnum was a shareholder of the Company.

Business Summary

Since January 2016, the Company has shifted its focus to becoming an aggregator of energy cooperatives to achieve optimum price and efficiency in creating and producing technology and products that emphasize long life, high output, high energy density, and high reliability. By and through its wholly owned subsidiary, Well Best and the indirect wholly owned subsidiaries, Xinyu Ionix and Taizhou Ionix, the Company has commenced its lithium batteries operation in China.

The Company believes that owning and operating its own manufacturing plant would be too costly. Also by outsourcing manufacturing, the Company can devote its resources to research and development, design, and marketing of electronic control technologies, automotive battery technologies, and material and component technologies, including lithium-ion battery products for use in electric cars.

The Company, Well Best, and Xinyu Ionix are actively seeking additional new prospects for technology enhancements, design, manufacturing and production of the Company’s lithium-ion battery products and future product development.

Products

The Company’s current products include 18650-2000mAh lithium ion batteries for use in lithium cell electronic bicycles, balance cars, scooters, electric vehicles, special vehicles at low speed, energy storage, and other products

The product specifications for our 18650-2000mAH batter, pictured to the right, are set forth in the table below:

Items	Rated Performance	Remarks
Rated Capacity	2000mAh	1 C5Astandard charging 1 C5Astandard discharging
Minimum Capacity	2000mAh
Nominal Voltage	3.7V	working voltage
Discharge cut-off voltage	2.75V
Charge voltage	4.2V
AC Impedance	≤26mΩ

Standard Charging method	0.5 C5A CC(constant current) charge to 4.2V, then CV (constant voltage 4.2V) charge till charge current decline to 0.01 C5A	Charging time：Approximately 3.5h
Standard Discharge method	0.5 C5A. electric constant exile to 2.25V
Fast charging	Continuous ChargeCurrent：1 C5A Continuous Chargevoltage：4.2V Decline Charge voltage：0.01 C5A	Charging time：Approximately 90min
Maximum Continuous DischargeCurrent	3C5A
Max. Discharge Current	5C5A
Operation Temperature Range	Charge：0~45℃	60±25%R.H Single cell storage humidity range
Discharge: -20~55℃
Storage T/H Range	Less than one year：-20~25℃	60±25%R.H Shipment status humidity range for
Less than 3 month：-20~35℃
Weigh	Approximately：44g
Product Dimension	Height(Max)：65.5mm	Initial dimension

What is a Lithium-Ion Battery?

A lithium-ion battery (“LIB”) is a rechargeable electric device within which lithium moves from a negative electrode to a positive electrode during the discharge and back charging.  The four main materials typically used in LIB’s are cathode materials, anode materials, operators, and electrolytic solution.  The performance and safety of an LIB depends heavily on the materials from which they are made as their operation is based on chemical reactions which can be directly affected by the materials used in production.

LIB’s are one of the most common types of rechargeable batteries as they are frequently used as the power supply for most consumer devices that people use every day such as mobile phones, digital cameras, and power tools. Additionally, LIB’s are also utilized in aerospace applications and automotive products such as electric and hybrid vehicles. The lithium-ion battery has become the more sought-after alternative to nickel-metal batteries for electric vehicles, partially due to its lighter weight and smaller size, and LIB’s have become a common replacement for the lead acid batteries used in golf carts and utility vehicles.

Industry Overview

The first lithium-ion battery was commercialized by Japan’s Sony in 1991. Since then, the LIB has become the most popular and advanced battery with its reach expanding more and more every day. Lithium-ion batteries are used in and influence nearly every aspect of our lives daily, both at home and at work, and innovation is sprinting forward at a rapid pace. The push for clean and renewable energy, from wind power to solar power, is a driving force in business today and a major reason why Lithium-batteries are and have been a major contender in storing renewable energy.

The global market for lithium-ion batteries has grown significantly and is expected to continue to grow as the need for high power and high capacity battery cells increase its penetration into broader forms of use. The power density, safety, recharge time, cost, and other aspects of its technology are expected to continue to improve with future developments in technology.

According to a report published by Allied Market Research titled, "Lithium-Ion Battery Market" the global lithium-ion battery market is expected to generate revenue of $46.21 billion by 2022, with a CAGR of 10.8% during the forecast period (2016-2022).1 As reported by Allied, the market for these batteries is expected to experience significant growth because of their increasing application in the automotive sector. Other key factors that may affect the growth of this market are the growing demand for smartphones, tablets, and other electronic devices; stringent government regulations aimed at reducing the increasing pollution levels; and enhanced efficiency of lithium-ion batteries.

Currently, the electronics industry has the highest demand for lithium-ion batteries, however, the automotive sector is forecast to have the highest rising demand for LIB for use in electric and plug-in hybrid vehicles. The number of electric/hybrid vehicles is expected to increase at an exponential rate in the coming years, which would further increase the demand for lithium ion batteries. For instance, in 2014, Tesla announced its plans to manufacture around 500,000 electric cars every year by around 2018, which would require a huge supply of lithium ion batteries.

The Asia-Pacific geographical region is currently the largest in LIB use and production due to burgeoning demand in China, Japan and India. North America and Europe are the second and third leading regions respectively, for lithium-ion battery market.2 Currently, the global market is highly concentrated as about 5 to 6 major players occupy around 50% market share in the overall lithium-ion battery market.3

The following figure shows the market size of lithium based batteries for the 2008-2013 period and expected market size for 2014-2020 forecast.

Figure: Revenues of the Global Lithium-based Battery Market (in USD Billion), 2008-20204

Competition

Our potential competitors include large consumer electronic and manufacturing companies that offer products similar to ours such as Panasonic Sanyo, Samsung, Hitachi, Mitsubishi Chemical, and LG Chem Ltd., among others. Many of our potential competitors have substantially greater financial, technical, and human resources than we do, as well as greater experience in the discovery and development of products and the commercialization of those products. Our competitors’ products may be more effective, or more effectively marketed and sold, than any products we may commercialize and may render our products obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. However, we believe that our products will offer key potential advantages over competitive products that could enable our products to capture meaningful market share from our competitors.

1Lithium-Ion Battery Market by Material Type.Allied Market Research, March 2016.https://www.alliedmarketresearch.com/lithium-ion-battery-market
2Id.
3Id.
4Global Market for Lithium-Ion batteries- Forecast, Trends, & Opportunies 2014-2020. Taiyou Research

Distribution Methods of Products

The Company’s products are currently directly shipped from the manufacturers to the distributors and retailers. Our Directors are currently responsible for the marketing of the Company’s products until marketing and sales departments can be established to cope with the growth of the Company. We explore potential customer bases using internal resources. Currently, we do not have any long term contracts with our customers and will manufacture according to the purchase orders received. In the future, we will continue to seek additional channels of distribution for our products to include wholesale stores and mass retailers. The Company plans to focus primarily on distributing its products regionally, starting in Greater China, and will then seek to expand its distribution channels across the U.S. and internationally.

Manufacturing

We plan to outsource the manufacturing and packaging of our products to a third party located in China on an order-by-order basis. The Company does not currently have any long-term contracts in place for manufacturing The Company and Xinyu Ionix are actively seeking new prospects for the manufacturing and production of the Company’s lithium-ion battery products. Further, when we do identify and engage a manufacturer we expect that that manufacturer would not work exclusively for the Company and may be limited in their ability to meet our production needs, however, we are considering this a top priority while trying to identify prospects.

Supplies of Materials

The elements necessary for our products are and will be sourced from several different suppliers located primarily in China on an order-by-order basis. These materials include lithium manganite (Li-Mn) and lithium nickel manganese cobalt (Li-NiCoMn). Some of the materials in our products are not readily available in large quantities or are available on a limited basis only. Further, the limited availability of some of these materials could cause significant fluctuations in their costs.

The Company, Taizhou Ionix, and Xinyu Ionix acquire materials from the following list of principal suppliers, dependent on availability and price points:

lithium manganate（Li-Mn)*	lithium nickel manganese cobalt（Li-NiCoMn）*
Anhui Aland New Energy Materials Co.,Ltd.	Xinxiang Zhongtian Luminous Materials Co.,Ltd.
Guangzhou Guanggang New Energy Technology Co.,Ltd.	Xinxiang Jinrun Science and Technology Co.,Ltd.
Zhejiang New Era Haichuang Lithium Battery Technology Co.,Ltd.	Jiaozuo Banlv Na-No Material Engineering Company Limited
Long Power Systems (Suzhou) Co.,Ltd.

*This list of suppliers is subject to change at any time.

Our management researches and develops our sources of materials used in the manufacturing of our products. The materials that we source are and will be sent to our manufacturer in China to create our products. The Company does not have any long-term contracts with our suppliers and we cannot be assured that they will be able to meet our demands.

Intellectual Property

As part of our business, we will seek to protect our intellectual property rights in various ways, including through trademarks, copyrights, trade secrets, including know-how, patents, patent applications, employee and third party nondisclosure agreements, intellectual property licenses and other contractual rights. We currently hold no intellectual property rights.

Government Regulations Affecting Our Business

At this stage in our business, we are unaware of any government regulations that are directly affecting our business, however, as we grow our business activities may become subject to various governmental regulations in different countries in which we operates, including regulations relating to: various business/investment approvals; trade affairs, including customs, import and export control; competition and antitrust; anti-bribery; advertising and promotion; intellectual property; broadcasting, consumer and business taxation; foreign exchange controls; personal information protection; product safety; labor; human rights; conflict; occupational health and safety; environmental; and recycling requirements.

Employees of the Company

The Company has no significant employees other than our officers and directors. We intend to increase the size of our management team and hire additional employees in the future to manage the continued growth of our company and to increase our sales force and marketing efforts.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located at 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas, NV 89169. We currently use this space for free. We believe that this space is adequate for our current and immediately foreseeable operating needs.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on OTCQB. Our common stock commenced quotation on the OTCQB under the trading symbol “CPJT”. On February 4, 2016, our symbol was changed to “IINX” to reflect the Company’s name change to Ionix Technology, Inc. Our common stock began trading in April 2015. Because we are quoted on the OTCQB, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the quarterly periods indicated below based on our fiscal year end June 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (Jul. 1, 2014 – Sept. 30, 2014)	$-	$-
Second Quarter (Oct. 1, 2014 – Dec. 31, 2014)	-	-
Third Quarter (Jan. 1, 2015 – Mar. 31, 2015)	-	-
Fourth Quarter (Apr. 1, 2015 – Jun. 30, 2015)	0.50	0.25

First Quarter (Jul. 1, 2015 – Sept. 30, 2015)	$0.55	$0.25
Second Quarter (Oct. 1, 2015 – Dec. 31, 2015)	0.55	0.55
Third Quarter (Jan. 1, 2016 – Mar. 31, 2016)	6.00	0.10
Fourth Quarter (Apr. 1, 2016 – Jun. 30, 2016)	5.00	5.00

Record Holders

As of June 30, 2016, the approximate number of registered holders of our common stock was 28. As of June 30, 2016, there were 99,003,000 shares of common stock issued and outstanding and there were 5,000,000 shares of preferred stock issued and outstanding. There were no shares of common stock subject to outstanding warrants, and there were no shares of common stock subject to outstanding stock options.

Dividends

On November 30, 2015, the Company’s board of directors and majority of its shareholders approved a 3:1forward stock split which increased the Company’s issued and outstanding shares of common stock from 33,001,000 to 99,003,000 (the “Forward Split”).  The Forward Split was approved by FINRA and took effect on the market on February 4, 2016. The Forward Split shares are payable upon surrender of certificates to the Company’s transfer agent.

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past three years:

On March 22, 2011, we issued an aggregate of 21,600,000 (64,800,000 post forward split) shares of Common Stock to Locksley Samuels for consideration of $2,160, pursuant to the terms and conditions of a common stock purchase agreement. These shares were subsequently transferred to Shining Glory Investments Limited in March 2016.

Effective December 5, 2011, we entered into share subscription agreements with 32 shareholders for the sale of 11,401,000 (34,203,000 post forward split) common shares at $ 0.001 per share for total proceeds of $ 11,401.  Each of the 32 shareholders holds less than 5% of the outstanding shares.

On February 17, 2016, the Company entered into a subscription agreement to sell 5,000,000 preferred shares (the “Preferred Shares”) for $50,000 in cash ($0.01 per share). No commissions were paid to any broker or third party for this transaction.

Exemption From Registration. The shares of Common Stock and Preferred Stock referenced herein were issued in reliance upon one of the following exemptions:

(a)The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, ("Securities Act"), based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an "Investor") confirmed to the Company that it or he is an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

(b)The shares of common stock referenced herein were issued pursuant to and in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act. We made this determination in part based on the representations of the Investor(s), which included, in pertinent part, that such Investor(s) was an “accredited investor” as defined in Rule 501(a) under the Securities Act, and upon such further representations from the Investor(s) that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Our determination is made based further upon our action of (a) making written disclosure to each Investor prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of  the Company of any general solicitation or advertising for securities herein issued in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act.

(c) The shares of Common Stock referenced herein were issued pursuant to and in accordance with Rule 903 of Regulation S of the Act. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a "U.S. person", as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the shares were or upon issuance will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations for the Years Ended June 30, 2016, and 2015

Net Loss
During the year ended June 30, 2016 and 2015, net loss was $44,431 and $116,282, respectively, which included net loss from continuing operation of $37,892 and $0, respectively, and net loss from discontinued operation of $6,539 and $116,282, respectively. The changes in net loss is primarily the result of the commencement of operations in the PRC.

Revenue
During the year ended June 30, 2016 and 2015, revenue was $1,970,345 and $0, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries in the PRC.

Cost of Revenue
During the year ended June 30, 2016 and 2015, the cost of revenue was $1,844,471 and $0, respectively. In 2016, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to Taizhou Jiunuojie Electronic Technology Ltd., pursuant to the manufacturing agreement between Taizhou Ionix and Jiunuojie.

Gross Profit
During the year ended June 30, 2016 and 2015, gross profit was $125,874 and $0, respectively. Our gross profit maintained at 6.4% during the year ended June 30, 2016.

Selling expense
During the year ended June 30, 2016 and 2015, selling expense was $11,138 and $0, respectively. In 2016, the selling expense was mainly freight fee.

General and Administrative Expenses
During the year ended June 30, 2016, general and administrative expenses were $147,470. Our general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees and other miscellaneous expenses. The expenses were significantly more in 2016 as we have commenced the operation in the PRC during this period.

Loss from Discontinued Operations
QI system business was terminated on November 15, 2015. Hence the Company has presented results of QI system operations as a discontinued operation in the consolidated statements of comprehensive loss. During the year ended June 30, 2016 and 2015, loss from discontinued operation was $6,539 and $116,282, respectively, all of which were general and administrative expense, mainly included consulting fees, audit and legal fees.

Liquidity and Capital Resources

 Cash Flow from Operating Activities
During the year ended June 30, 2016 and 2015, the Company used $970,512 cash for operating activities compared with $23,726, respectively. From the year ended June 30, 2015 to June 30, 2016 there was an increase in accounts receivable which were partially offset by an increase in accounts payable.

During the year ended June 30, 2016 and 2015, net cash used in discontinued operations was $14,039 and $23,726, respectively.  The net cash used in discontinued operations resulted from net loss from operations offset by an increase in accounts payable.

Cash Flow from Investing Activities
During the years ended June 30, 2016 and 2015, the Company used $NIL and $NIL in cash for investing activities, respectively.

Cash Flow from Financing Activities
During the year ended June 30, 2016, the Company received $1,044,949 in cash from financing activities, which consisted of $204,689 cash out flow of restricted cash, $50,000 received from the issuance of preferred stock and $1,185,655 proceeds from related parties. In comparison, during the year ended June 30, 2015, the Company received $24,336 in cash from financing activities which was attributable solely to proceeds from shareholder loans.

As of June 30, 2016, we have a working capital of $13,098.

Our total current liabilities consist primarily of account and other payables of $1,044,965 and amount due to related parties of $1,131,158. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

We will require approximately $150,000 to fund our working capital needs as follows:

Audit and accounting	30,000
Legal Consulting fees	50,000
Salary and wages	30,000
Edgar/XBRL filing, transfer agent and miscellaneous	40,000
Total	$150,000

Future Financings

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

 Critical Accounting Policies

While our significant accounting policies are more fully described in Note 3 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenue from the sale of finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that $71,318 and Nil allowance for doubtful accounts is required as of June 30, 2016 and 2015 respectively.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, estimated useful life of intangible assets, provision for staff benefits, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Stockholders’ equity is translated at historical rates. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

2016
Balance sheet items, except for equity accounts	6.6312
Items in statements of income and cash flows	6.3120

There were no foreign operations during the year ended June 30, 2015.

Recently Issued Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

 The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data

IONIX TECHNOLOGY, INC.
(f/k/a Cambridge Projects Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the Stockholders of
Ionix Technology, Inc.

We have audited the accompanying consolidated balance sheets of Ionix Technology, Inc. (“the Company”) as of June 30, 2016 and 2015 and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ionix Technology, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has not generated income and cash flow from its operations and had an accumulated deficit of $234,903 at June 30, 2016. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements as of and for the year ended June 30, 2015 have been restated as discussed in Note 13.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
October 11, 2016

IONIX TECHNOLOGY, INC.
(f/k/a Cambridge Project Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015
ASSETS		(Restated)

Current Assets:
Cash	$74,388	$691
Restricted cash	194,836	-
Accounts receivable, net of allowance for doubtful accounts of $71,318 and $0	1,481,495	-
Inventory	248,454	-
Deferred tax assets	22,850	-
Advances to suppliers	167,198	-
Total Current Assets	2,189,221	691
Total Assets	$2,189,221	$691

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$774,029	$-
Bank acceptance bill	194,836	-
Due to related parties	1,131,158	-
Other current liabilities	44,308	-
Tax payable	31,792	-
Current liability of discontinued operation	-	177,602
Total Current Liabilities	2,176,123	177,602

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity (Deficit):

Common stock, 195,000,000 shares authorized, $.0001 par value; 99,003,000 shares issued and outstanding at June 30, 2016 and 2015	9,900	9,900
Preferred stock,5,000,000 shares authorized, $.0001 par value; 5,000,000 and zero shares issued and outstanding at June 30, 2016 and 2015, respectively	500	-
Additional paid in capital	237,246	3,661
Accumulated deficit	(234,903)	(190,472)
Accumulated other comprehensive income	355	-
Total stockholders’ equity (deficit)	13,098	(176,911)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,189,221	$691

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
(f/k/a Cambridge Project Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended June 30,
	2016	2015
		(Restated)
Revenues	$1,970,345	$-
Cost of revenues	1,844,471	-
Gross profit	125,874	-

Expenses:
General and administrative	147,470	-
Selling expenses	11,138	-
Total operating expenses	158,608	-
Net loss from continuing operation before provision for income taxes	(32,734)	-
Provision for income taxes	5,158	-
Net loss from continuing operation	(37,892)	-

Loss from discontinued operation	(6,539)	(116,282)
Net Loss	(44,431)	(116,282)

Other comprehensive income
Foreign currency translation adjustment	355	-

Comprehensive loss	$(44,076)	$(116,282)

Loss Per Share -
Basic and Diluted-continuing operation	$0.00	$0.00
-discontinued operation	$0.00	$0.00
Total Loss per share	$0.00	$0.00

Weighted average number of common shares outstanding-Basic and Diluted	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
(f/k/a Cambridge Project Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance June 30, 2014	-	$-	99,003,000	$9,900	$3,661	-	$(74,190)	$(60,629)

Net loss (Restated)	-	-	-	-	-	-	(116,282)	(116,282)

Balance June 30, 2015 (Restated)	-	-	99,003,000	9,900	3,661	-	(190,472)	(176,911)

Shares issued for cash	5,000,000	500	-	-	49,500	-	-	50,000

Forgiveness of stockholder loan	-	-	-	-	184,085	-	-	184,085

Net loss	-	-	-	-	-	-	(44,431)	(44,431)

Foreign currency translation adjustment	-	-	-	-	-	355	-	355

Balance June 30, 2016	5,000,000	$500	99,003,000	$9,900	$237,246	$355	$(234,903)	$13,098

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
(f/k/a Cambridge Project Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net loss	$(44,431)	$(116,282)
Net loss from discontinued operation	(6,539)	(116,282)
Net loss from continuing operation	(37,892)	-
Adjustments required to reconcile net loss to net cash used in operating activities:
Deferred tax asset	(22,850)	-
Allowance for doubtful accounts	74,924	-
Changes in assets and liabilities:		-
Increases in accounts receivable	(1,631,340)	-
Increases in inventory	(261,019)	-
Increases in advance to suppliers	(175,648)	-
Increases in accounts payable	813,172	-
Increases in bank acceptance bill	204,689	-
Increases in other current liabilities	46,091	-
Increases in tax payable	33,400	-
Net cash used in continuing operation	(956,473)	-
Net cash used in discontinued operation	(14,039)	(23,726)
Net cash used in operating activities	(970,512)	(23,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	(204,689)	-
Issuance of preferred shares	50,000	-
Proceeds from related parties loans	1,185,655	-
Net cash provided by continuing operation	1,030,966	-
Net cash provided by discontinued operation	13,983	24,336
Net cash provided by financing activities	1,044,949	24,336

Effect of exchange rate changes on cash and cash equivalents	(740)	-

Net increase in cash	73,697	610

Cash balance, beginning of year	691	81

Cash balance, end of year	$74,388	$691

Supplemental disclosure of cash flow information:
Cash paid for income tax	$2,390	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
(f/k/a Cambridge Project Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- NATURE OF OPERATIONS

Corporate History

Ionix Technology, Inc. (the “Company”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. The Company was originally formed to pursue a business combination through the acquisition of, or merger with, an operating business.

On February 8, 2012, the Company obtained exclusive licensing rights of the QI System from Quadra International Inc. (“Quadra”), the manufacturer of the QI System, to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the states of Johore and Selangor, Malaysia for a period of 25 years.  The QI System processes organic waste to marketable by-products and is proprietary technology. This business was terminated on November 15, 2015. (See Note 4)

On November 20, 2015, the Company’s former majority shareholder and chief executive officer, Locksley Samuels, sold his entire 21,600,000 shares of the Company’s common stock to Shining Glory Investments Limited and resigned from all positions with the Company. At the same time, the Board appointed Ms. Doris Zhou as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and director. As a result of this transaction, a change in control occurred as (i) Purchaser acquired approximately 65.45% of the Company’s common stock, and (ii) the Company’s sole officer and director after this transaction is Ms. Zhou.

After the change of control, the Company has shifted its focus to becoming an aggregator of energy cooperatives to achieve optimum price and efficiency in creating and producing technology and products that emphasize long life, high output, high energy density, and high reliability. By and through its wholly owned subsidiaries, the Company develops, designs, manufactures and sells lithium batteries for electric vehicles in China.

On February 17, 2016, the Board ratified, approved, and authorized the Company’s formation of a wholly-owned subsidiary, Well Best International Investment Limited, a limited liability company formed under the laws of Hong Kong Special Administrative Region (“Well Best”) on September 14, 2015. Well Best was acquired by Qingchun Yang, its current director, on November 10, 2015.  One hundred percent interest in Well Best was transferred to Ionix Technology on February 15, 2016. Well Best has been formed to (i) act as an investment holding company, and (ii) pursue new business ventures conducted in the Asia Pacific region excluding China.

On February 17, 2016, the Board ratified, approved, and authorized the Company, as the sole member of Well Best, on the formation of Taizhou Ionix Technology Company Limited (“Taizhou Ionix”), a company formed under the laws of China on December 17, 2015, and a wholly-owned subsidiary of Well Best. As a result, Taizhou Ionix is an indirect wholly-owned subsidiary of the Company. Taizhou Ionix conducted no business between its date of incorporation and date approved by the Board.Taizhou Ionix was formed to (i) develop, design, and manufacture lithium-ion batteries for electric vehicles, and (ii) act as an investment holding company that may acquire other businesses located in China. On August 19, 2016, the Board ratified, authorized, and approved the sale of 100% of Taizhou Ionix to one of its director. (See note 12)

On May 19, 2016, the Company, as the sole member of Well Best, formed Xinyu Ionix Technology Company Limited (“Xinyu Ionix”), a company formed under the laws of China. As a result Xinyu Ionix is a wholly-owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Between May 19, 2016 and August 19, 2016, the date the Board ratified the incorporation, Xinyu Ionix conducted no business. Xinyu Ionix will focus on developing and designing lithium batteries as well as to act as an investment company that may acquire other businesses located in China

Name change and forward split

On November 30, 2015, the Company’s board of directors (the “Board”) and the majority of its shareholders approved that (i) the Company change its name from “Cambridge Projects Inc.” to “Ionix Technology, Inc.”, (ii) the Company voluntarily changed its ticker symbol in connection with the name change, and (iii) the Company execute a 3:1 forward stock split. The consolidated financial statements have been retrospectively adjusted to reflect this forward split for all period presented.

NOTE 2 –GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated income and cash flow from its operations and had an accumulated deficit of $234,903 at June 30, 2016. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources or obtain loans from officers and shareholders in order to continue the long-term efforts contemplated under its business plan. The Company is in the process of reevaluating its current marketing strategy as it relates to the sale of its current product line. In addition, the Company is pursuing other revenue streams which could include strategic acquisitions or possible joint ventures of other business segments.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Certain amounts have been reclassified to conform to current year presentation

Basis of consolidation

The consolidated financial statements include the financial statements of Ionix Technology Inc. and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

 Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that $71,318 and Nil allowance for doubtful accounts is required as of June 30, 2016 and 2015 respectively.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Based on the analysis, the Company recorded Nil and $74,475, which is reflected in discontinued operations in the statement of comprehensive loss of impairment on intangible assets for the years ended June 30, 2016 and 2015, respectively.

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenue from the sale of finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales.

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

As of June 30, 2016 and 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Stockholders’ equity is translated at historical rates. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

June 30, 2016
Balance sheet items, except for equity accounts	6.6312
Items in statements of income and cash flows	6.3120

There were no foreign operations during the year ended June 30, 2015.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

NOTE 4– DISCONTINUED OPERATIONS

On February 8, 2012, the Company obtained exclusive licensing rights of the QI System from Quadra International Inc. (“Quadra”), the manufacturer of the QI System, to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the states of Johore and Selangor, Malaysia for a period of 25 years.  The QI System processes organic waste to marketable by-products and is proprietary technology. This business was terminated on November 15, 2015.The Company has excluded results of QI system operations from its continuing operations to present this business in discontinued operations.

The following table shows the results of operations for years ended June 30, 2016 and 2015 which are included in the loss from discontinued operations:

	Years Ended June 30,
	2016	2015
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Selling, general and administrative expenses	6,539	116,282
Loss before income taxes	(6,539)	(116,282)
Provision for income taxes	-	-
Loss from discontinued operations	$(6,539)	$(116,282)

NOTE 5-RESTRICTED CASH

Restricted cash represented deposits in certain banks as collateral for bank acceptance bills (See Note 7). As of June 30, 2016 and 2015, the Company’s restricted cash had balance of $194,836 and nil respectively.

NOTE 6-INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and consist of the following:

	As of June 30,
	2016	2015
Work-in-process	$248,154	$-
Packaging materials	300	-
	$248,454	$-

NOTE 7-BANK ACCEPTANCE BILLS

The Company obtained bank acceptance bills from two banks which are due between November 20, 2016 and December 6, 2016. The bank acceptance bills were collateralized by cash deposits in the banks (see Note 5).

NOTE 8 - DUE TO RELATED PARTIES

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

On November 19, 2015, the Company received a letter of forgiveness from Magnum Group International Inc. (“Magnum”), a shareholder of the Company, whereby an aggregate amount of $184,085 which was the balance of due to Magnum as of November 19, 2015 was forgiven. The amount was recorded as additional paid in capital.

During the year ended June 30, 2016, Ben Wong (the controlling shareholder of Shinning Glory which holds shares in Ionix Technology, Inc.) advanced $15,771 to the Company, $37,740 to Well Best and $165,882 (RMB 1,100,000) to Taizhou Ionix.

During the year ended on June 30, 2016, Mr. Li, the General Manager and director of Taizhou Ionix, made advances to Taizhou Ionix for $307,644 (RMB 2,040,050).

On December 31, 2015, Taizhou Ionix entered into an agreement with Taizhou Jiunuojie Electronic Technology Ltd. (“Taizhou Jiunuojie”) whose major shareholder is Mr.Guo’en Li, a director of Taizhou Ionix. Based on the agreement, Taizhou Jiunuojie will manufacture Lithium-ion battery for Taizhou Ionix at a cost of RMB1.1 per unit (approximately $0.17). Taizhou Ionix also purchased raw materials from Taizhou Jiunuojie. The total cost of raw material purchased from Taizhou Jiunuojie and manufacturing cost incurred was $720,078 for the year ended June 30, 2016.

Taizhou Ionix leased office and warehouse space from Taizhou Jiunuojie. The lease term is from January 1, 2016 to December 31, 2016 with annual rent of RMB12,000 (approximately $1,900). The Company recorded rental expense of $679 for the year ended June 30, 2016.

Total balance owed to Taizhou Jiunuojie (including accruals) as of June 30, 2016 was $528,720 (RMB 3,506,047)

During the year ended June 30, 2016, the Company borrowed $75,401 (RMB 500,000) from its president, director and chief executive officer, Ms. Doris Zhou.

NOTE 9 – CONCENTRATION OF RISKS

Major customers

For the year ended June 30, 2016, customer who accounted for 10% or more of the Company’s revenues and its outstanding balance as of June 30, 2016 are presented as follows:

	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$1,480,073	75%	$1,267,274	86%
Customer B	368,162	19%	214,221	14%
Total	$1,848,235	$94%	$1,481,495	100%

All customers are located in the PRC.

Major suppliers

Supplier who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance as of June 30, 2016, are presented as follows:

	Total Purchase	Percentage of total purchase	Accounts payable/Due to related parties	Percentage of accounts payable

Supplier A-related party	$720,078	34%	$528,720	N/A
Supplier B	452,807	22%	416,810	54%
Total	$1,172,885	56%	$945,530	54%

All suppliers of the Company are located in the PRC.

NOTE 10- INCOME TAXES

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate.

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America.

The Company has shown losses since inception.  As a result it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2011 to 2014 were still exposed to audit as of June 30, 2016.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of June 30, 2016 and 2015.

Hong Kong

The Well Best is registered in Hong Kong and for the year ended June 30, 2016, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company’s Chinese subsidiaries are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 35% to the Company's effective tax provision is as follows:

	For the year ended June 30,
	2016	2015

U.S. Statutory rate	$(13,746)	$(40,699)
Tax rate difference between China and U.S.	4,046	-
Change in Valuation Allowance	12,569	40,699
Expiration of net loss carryforward	2,289	-
Effective tax provision	$5,158	$-

The provisions for income taxes are summarized as follows:

	For the year ended June 30,
	2016	2015
Current	$28,008	$-
Deferred	(22,850)	-
Total	$5,158	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	As of June 30,
	2016	2015
Net operating loss carryforward	$12,569	$66,665
Bad debt provision	18,731	-
Others	4,119	-
	35,419	66,665
Less valuation allowance	(12,569)	(66,665)
Deferred tax assets	$22,850	$-

Net operation loss carryforwards are subject to limitation due to any ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction.

On November 20, 2015, the Company’s former majority shareholder and chief executive officer, Locksley Samuels, sold his entire 21,600,000 shares of the Company’s common stock to Shining Glory Investments Limited which represented 65.45% of common stock outstanding and resigned from all positions with the Company. The Company terminated the business related to QI system and has shifted its focus to develop and sell lithium batteries. (see Note 1 and Note 4)

Due to change of control and change of business activities, net loss carryforward of approximately $197,000 which was generated during the period before the termination of business related to QI system were expired.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits is classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations.

The extent of the Company’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.

NOTE 11 – STOCKHOLDERS’ EQUITY

On November 30, 2015, the Company executed a 3:1 forward stock split. All relevant information relating to number of shares and per share information has been retrospectively adjusted to reflect this forward split for all period presented.

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

On November 19, 2015, the Company received a letter of forgiveness from Magnum Group International Inc. (“Magnum”), a shareholder of the Company, whereby an aggregate amount of $184,085 which was the balance of due to Magnum as of November 19, 2015 was forgiven. The amount was recorded as additional paid in capital.

On February 17, 2016, the Company entered into a subscription agreement with the Company’s major shareholder to sell 5,000,000 shares of preferred stock for $50,000 at $0.01 per share. No commissions were paid to any broker or third party for this transaction. The preferred shares are not entitled to any conversion rights, and ranks junior to holders of common stock to all indebtedness of the Company.

NOTE 12– SUBSEQUENT EVENT

 On August 19, 2016, Well Best, a wholly-owned subsidiary of the Company entered into a share transfer agreement (the “Share Transfer Agreement”) whereby Well Best sold 100% of its equity interest in Taizhou Ionix, to Mr. GuoEn Li, the sole director and officer of Taizhou for 30,000 RMB (4,525 US$) (the “Sale”). Well Best was the sole shareholder of Taizhou. The Board approved and authorized the Sale, and instructed Well Best to enter into and execute the Share Transfer Agreement due to the fact that the Company believed that Taizhou’s manufacturing contract with Taizhou Jiunuojie Electronic Technology Limited to produce lithium batteries was not beneficial to the Company. As a result of the Sale, (i) Taizhou is no longer an indirect, wholly-owned subsidiary of the Company, and (ii) Mr. Li is no longer affiliated with the Company. The Share Transfer Agreement was filed as exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on August 24, 2016.

NOTE 13– RESTATEMENT

The management of the Company has concluded that we should restate our financial statements as of and for the year ended June 30, 2015. The conclusion was reached by management because they determined that (1) impairment of intangible assets was not properly valued as of June 30, 2015, (2) the license fee receivable and deferred revenue were improperly recorded as of June 30, 2015.

The effect of the restatement on specific line items in the financial statements as of June 30, 2015 and for the year ended June 30, 2015 is set forth in the table below:

	Consolidated Balance Sheet as of June 30, 2015
	Previously
	Reported	Adjustments	As Adjusted

License fee receivable	$60,000	$(60,000)	$-
Total current assets	$60,691	$(60,000)	$691
Intangible asset	$54,475	$(54,475)	$-
Total other assets	$54,475	$(54,475)	$-
Deferred revenue	$60,000	$(60,000)	$-
Total current liabilities	$237,602	$(60,000)	$177,602
Accumulated deficit	$(135,997)	$(54,475)	$(190,472)
Total stockholders’ deficit	$(122,436)	$(54,475)	$(176,911)

	Consolidated Statement of Comprehensive Loss
	for the Year Ended June 30, 2015
	Previously
	Reported	Adjustments	As Adjusted

Operating expenses	$61,807	$54,475	$116,282
Loss before income tax	$(61,807)	$(54,475)	$(116,282)
Net loss	$(61,807)	$(54,475)	$(116,282)

	Consolidated Statement of Stockholders' Equity (Deficit)
	for the Year Ended June 30, 2015
	Previously
	Reported	Adjustments	As Adjusted

Net loss	$(61,807)	$(54,475)	$(116,282)
Total stockholders' deficit	$(122,436)	$(54,475)	$(176,911)

Item 9.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On July 18, 2016, the Company (“Registrant”) dismissed Michael F. Albanese, CPA (“Albanese”) as its independent registered public accounting firm.  The decision was approved by the Company’s Board of Directors.

The reports of Albanese on the Registrant’s financial statements for the fiscal years ended June 30, 2015, and 2014, did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles. During the Registrant’s fiscal years ended June 30, 2015, and 2014, and the subsequent period through the date of this report, there were (i) no disagreements with Albanese on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Albanese would have caused Albanese to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On July 18, 2016, the Registrant engaged Paritz & Company, P.A. (“P&C”) as the Registrant’s new independent registered public accounting firm.  The appointment of P&C was approved by the Registrant’s Board of Directors effective July 18, 2016.

During the fiscal years ended June 30, 2015, and 2014, and the subsequent interim period through July 18, 2016, neither the Registrant nor anyone acting on its behalf consulted with P&C regarding either (1) the application of accounting principles to any specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements, nor did P&C provide written or oral advice to the Registrant that P&C concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Registrant provided Albanese with a copy of the disclosures made in the Current Report on Form 8-K filed with the SEC on July 18, 2016 and requested that Albanese furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not he agrees with the Registrant’s statements contained therein. Albanese reviewed the disclosures made in the Current Report on Form 8-K filed on July 18, 2016, and a copy of the letter furnished by Albanese was furnished as Exhibit 16.1 to the 8-K, and is incorporated by reference herein.

Item 9A.	Controls and Procedures

As of June 30, 2016, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

 Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2016.

During the year ended June 30, 2016, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1.         Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.          As part of our year end procedures, we identified and recorded a complete impairment of our intangible assets. As a result, management deemed the controls around the review and identification of such matters to be inadequate.

3.          Audit Committee – As of June 30, 2016, our Board of Directors has not established an Audit Committee or adopted an Audit Committee Charter.

4.         We did not implement appropriate information technology controls – As at June 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2016, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers and Term of Office

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors appoints our executive officers. Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified. There are no family relationships among our directors or executive officers. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Name	Age	Position	Date of Appointment
Doris Zhou	34	Chief Executive Officer, Secretary, Treasurer, and Director.	November 20, 2015
Yue Kou	42	Chief Financial Officer	May 27, 2016

Well Best International Investment Limited

The following table sets forth the names and ages of Well Best’s directors and executive officers as of June 30, 2016.

Name	Age	Position	Date of Appointment
Qingchun Yang	53	President and Director	February 17, 2016

Xinyu Ionix Technology Company Limited

The following table sets forth the names and ages of Xinyu Ionix’s directors and executive officers as of June 30, 2016.

Name	Age	Position	Date of Appointment
Zhengfu Nan	23	President and Director	August 19, 2016

Taizhou Ionix Technology Company Limited

The following table sets forth the names and ages of Taizhou Ionix’s directors and executive officers as of June 30, 2016.  The board of directors of Well Best and majority shareholders authorized and effected the sale of Taizhou Ionix on August19, 2016 to Guo’En Li. As of the date of this annual report, Taizhou is no longer a wholly owned subsidiary of Well Best.

Name	Age	Position	Date of Appointment
Guo’En Li	51	President and Director	May 27, 2016

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Doris Zhou- Ms. Zhou earned a Bachelor’s degree in International Finance from Shenyang University in 2005. She has worked as an assistant and served as deputy general manager to the general manager of Dalian Great Wall Trade Co., Ltd. from 2007 – 2010, gaining experience with investor inquiries, investment contracts, and investor relations. Since 2010, Ms. Zhou has been an investment advisor and private equity investor in several private companies located in China, as well as managing other private equity funds.

Yue Kou- Ms. Kou is a member of the Hong Kong Institute of Certified Public Accountants, the Association of Chartered Certified Accountants, and the Chinese Institute of Certified Public Accountants. Ms. Kou has 20 years of solid experience in statutory auditing, international accounting, and publicly listed companies. Ms. Kou started her career as Chief Accountant (1996-1999) with Xinmao Tech Holding Limited, a company in China. From 1999-2002, she was employed as a staff accountant in the Ernst & Young, Beijing Branch focusing on external audit and international accounting conversions. From 2002-2006, she worked as an account manager with China Data Broadcasting Holding Ltd, a publicly listed company on the Hong Kong Stock Exchange. From 2006 to present, Ms. Kou worked as an auditor and financial controller for three different audit firms:  (i) Zhongyi（HK）CPA Limited, (ii) Thomas Lee and Partners, and (iii) GDT CPA Limited.

Qingchun Yang- Qingchun Yang was born in Dalian, Liaoning Province. Mr. Yang majored in Economic Management and graduated as an Economist in 1987. From 2007 to 2011, Mr. Yang worked as the senior executive in Dalian Huanyu Venture Capital Co. where he was involved in wealth management experiences and high ability of resources integration. In 2012, Mr. Yang co-founded Jiamusi Huanqiu New Energy Company Limited, where he was in charge of drafting strategic plans and operating plan of the company, including the overall human recourse strategy plan, which is suitable for the short-term and long-term development of companies.

Zhengfu Nan- Mr. Nan graduated from Jiangxi Vocational College of Mechanical &Electrical Technology. From 2011-2016, Mr. Nan worked as the technical specialist at Jiangxi Yichun Battery Factory, and then as the legal representative of Xinyu Ionix. Mr. Nan is in charge of the technical management of the Company.

Guo’En Li- Mr. Li graduated from Qinling Aero Electric Co. Ltd., a vocational school located in Xingping City, Shaanxi Province in 1987. From 1987-1993, Mr. Li worked as a technician for Xingping City Aero Electric Co. Ltd. in Shaanxi Province. From 1994-1995, Mr. Li worked as a technician in Le Ting Electric Wire Co. Ltd of the Hong Kong Jinshan Group. From1995-1997, Mr. Li worked as an engineer in the Huizhou Xianjin battery factory of the Hong Kong Jinshan Group. From 1997-2000, Mr. Li worked as a battery R&D engineer in the engineering department of the Shenzhen Biyadi Holding Co. Ltd, a Hong Kong company. From 2001-2006, Mr. Li worked as a manager in the engineering department in the Henan Huanyu Group, and as the general manager of Henan Huatai Electromechanical Facilities Co. Ltd. From 2006-Oct. 2010, Mr. Li worked as a managing director and general manager of Zhangjianggang Jiunuojie Electromechanical Facilities Co. Ltd. From 2011- 2014, Mr. Li worked as a managing director and as the Vice CEO of Taizhou Jiunuojie Electronic Tech Co. Ltd. From 2014-present day, Mr. Li serves as the CEO and general manager of Taizhou Jiunuojie Electronic Tech Co. Ltd.

Committees

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

Identification of Significant Employees

We have no significant employees other than our officers and directors.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Potential Conflicts of Interest

The Board of Directors has not established a nominating committee. The Board is of the opinion that such committee is not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committee. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and nominations. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.  Engaging in any type of business practice; or

iii.  Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.  Any Federal or State securities or commodities law or regulation; or

ii.  Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officers, principal accounting officers or controller, or persons performing similar functions. We anticipate that we will adopt a code of ethics when we increase the number of our directors and officers, or the number of employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2016, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2016, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2016, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11.        Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers, and those of Well Best and its subsidiaries for the fiscal years ended June 30, 2016 and 2015. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Doris Zhou(1) Chief Executive Officer, Secretary, Treasurer, and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yue Kou(2) Chief Financial Officer	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	14,400	Nil	Nil	Nil	Nil	Nil	Nil	14,400
Locksley Samuels(3) Former President, CEO, CFO, Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Qingchun Yang(4) Director of Well Best	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Zhengfu Nan(5) Director of XinyuIonix	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	5,400	Nil	Nil	Nil	Nil	Nil	Nil	5,400
Guo-En Li(6) Director of Taizhou Ionix	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	9,000	Nil	Nil	Nil	Nil	Nil	Nil	9,000

Notes to Summary Compensation Table:

(1) Ms. Zhou was appointed as Chief Executive Officer and a Director on November 20, 2015. Ms. Zhou’s salary is Nil at this time.
(2) Ms. Kou was appointed as Chief Financial Officer of the Company on May 27, 2016. Ms. Kou’s salary is $14,400 USD (equals to 95,990 RMB).
(1) Mr. Samuels resigned from his positions as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, effective as of November 20, 2015.
(2) Mr. Yang was appointed as a director of Well Best, a wholly owned subsidiary of the Company, on February 17, 2016. His annual salary package is $0.
(3)  Zhengfu Nan was appointed as director of XinyuIonix Technology Company Limited, an indirect subsidiary of the Company, on August 19, 2016. His annual salary package is $5,400(equals to RMB36,000).
(4) Guo-En Li was appointed as a director of Taizhou Ionix on May 27, 2016. On August 19, 2016, Well Best and majority shareholder authorized and effected the sale of Taizhou Ionix to Guo’En Li. As of the date of this annual report, Taizhou is no longer a wholly owned subsidiary of Well Best and thus Guo-En Li is also no longer affiliated with the Company.

Narrative Disclosure to Summary Compensation Table

As of June 30, 2016 and 2015, none of Ionix Technology, Well Best or its subsidiaries, had any compensatory plans or arrangements, including payments to be received from Ionix, Well Best or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, Well Best, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, Well Best, or its subsidiaries.

Outstanding Equity Awards

There are no equity awards outstanding as of the year ended June 30, 2016 for Ionix Technology, Well Best or its subsidiaries.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2016 there were no options granted to our named officers or directors.

Option Exercises

During our Fiscal year ended June 30, 2016 there were no options exercised by our named officers.

Compensation of Directors

As of June 30, 2016, there is no cash compensation paid to directors for their service on our board of directors. We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Employment Agreements

The Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer's responsibilities following a change in control.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of June 30, 2016, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Doris Zhou (2) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	0	0%
Yue Kou(3) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	0	0.0%
Qingchun Yang(4) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	0	0.0%
Zhengfu Nan(5) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	0	0.0%
Guo-En Li(6) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	0	0.0%
All executive officers and directors as a group (5 people)	0	0.0%

Beneficial Shareholders greater than 5%
Shining Glory Investments Limited(7) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	64,800,000	65.45%

(1) Applicable percentage of ownership is based on 99,003,000 shares of common stock outstanding on June 30, 2016. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 39, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.
(2) Doris Zhou is the CEO, Secretary, Treasurer, and Director of Ionix Technology. Ms. Zhou’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.
(3) Yue Kou is the CFO of Ionix Technology. Ms. Kou’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.
(4)Qingchun Yang is the President and Director of Well Best, a wholly owned subsidiary of Ionix Technology. Mr. Yang’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.
(5)Zhengfu Nan is the President and Director of XinyuIonix, an indirect wholly owned subsidiary of Ionix Technology. Mr. Nan’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.
(6)Guo’En Li is the former President and Director of Taizhou Ionix, a former indirect wholly owned subsidiary of Ionix Technology. Mr. Li’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.
(7) Shining Glory Investments Limited is the beneficial owner of 64,800,000 shares of common stock of the Company and 5,000,000 shares of preferred stock.  Ben Wong is the sole officer and director of Shining Glory Investments Limited

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13.        Certain Relationships and Related Transactions and Director Independence

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which our shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Doris Zhou is not independent director because she is also an executive officer of the Company. According to the NASDAQ the Company does not have any independent directors.

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

Related Party Transactions

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

On November 19, 2015, the Company received a letter of forgiveness from Magnum Group International Inc. (“Magnum”), a shareholder of the Company, whereby an aggregate amount of $184,085 which was the balance of due to Magnum as of November 19, 2015 was forgiven. The amount was recorded as additional paid in capital.

During the year ended June 30, 2016, Ben Wong (the controlling shareholder of Shinning Glory which holds shares in Ionix Technology, Inc.) advanced $15,771 to the Company, $37,740 to Well Best and $165,882 (RMB 1,100,000) to Taizhou Ionix.

During the year ended on June 30, 2016, Mr. Li, the General Manager and director of Taizhou Ionix, made advances to Taizhou Ionix for $307,644 (RMB 2,040,050).

On December 31, 2015, Taizhou Ionix entered into an agreement with Taizhou Jiunuojie Electronic Technology Ltd. (“Taizhou Jiunuojie”) whose major shareholder is Mr.Guo’en Li, a director of Taizhou Ionix. Based on the agreement, Taizhou Jiunuojie will manufacture Lithium-ion battery for Taizhou Ionix at a cost of RMB1.1 per unit (approximately $0.17). Taizhou Ionix also purchased raw materials from Taizhou Jiunuojie. The total cost of raw material purchased from Taizhou Jiunuojie and manufacturing cost incurred was $720,078 for the year ended June 30, 2016.

Taizhou Ionix leased office and warehouse space from Taizhou Jiunuojie. The lease term is from January 1, 2016 to December 31, 2016 with annual rent of RMB12,000 (approximately $1,900).

Total balance owed to Taizhou Jiunuojie (including accruals) as of June 30, 2016 was $528,720 (RMB 3,506,047)

During the year ended June 30, 2016, the Company borrowed $75,401 (RMB 500,000) from its president, director and chief executive officer, Ms. Doris Zhou.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14.        Principal Accounting Fees and Services.

 On July 18, 2016, the Company appointed Paritz & Company, P.A. as the Company’s registered independent public accounting firm. Our principal independent accountant during the year ended June 30, 2015 was Michael F. Albanese, CPA. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended June 30, 2016	For Fiscal Year Ended June 30, 2015
Audit Fees	$17,500	$16,500
Audit-related fees	$-	$2,700
Tax Fees	$-	$-
All other Fees	$-	$-
Total	$17,500	$19,200

 Audit Fees

During the fiscal year ended June 30, 2016, we incurred approximately $17,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2016.

During the fiscal year ended June 30, 2015, we incurred approximately $19,200 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $2,700, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2016 and 2015 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $NIL and $NIL, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

Item 15.        Exhibits and Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and Xinyu Ionix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ionix Technology, Inc.

Date: October 11, 2016	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief Executive Officer and Director

Date: October 11, 2016	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: October 11, 2016	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief Executive Officer, Secretary, Treasurer and Director

Date: October 11, 2016	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer