Form 10-Q
period 2016-09-30
IONIX TECHNOLOGY, INC.
filed 2016-11-14
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

___________________________
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

As of November 10, 2016, there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of November 10, 2016, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.001 per share.

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

IONIX TECHNOLOGY, INC.
FORM 10-Q
SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	June 30, 2016
ASSETS

Current Asset:
Cash	$17,630	$59,758
Inventory	40,685	-
Due from related parties	913,380	-
Prepaid expenses	9,286	103
Current asset of discontinued operation	-	2,129,360
Total current assets	980,981	2,189,221
Total Assets	$980,981	$2,189,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$545,212	$-
Advance from customers	286,292
Other payable	38,981
Due to related parties	49,088	53,510
Accrued expenses	11,083	9,080
Tax payable	21,562	-
Current liability of discontinued operation	-	2,113,533
Total Current Liabilities	952,218	2,176,123

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity :

Preferred share capital,5,000,000 shares authorized, $.0001 par value; 5,000,000 and zero shares issued and outstanding at September 30 and June 30, 2016	500	500
Common stock, 195,000,000 shares authorized, $.0001 par value; 99,003,000 shares issued and outstanding	9,900	9,900
Additional paid in capital	261,610	237,246
Accumulated deficit	(243,082)	(234,903)
Accumulated other comprehensive income (loss)	(165)	355
Total stockholders’ equity	28,763	13,098

Total Liabilities and Stockholders’ Equity (Deficit)	$980,981	$2,189,221

 The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,

	2016	2015
		(Restated)
Revenues	$844,109	$-
Cost of revenues	756,570	-

Gross profit	87,539	-
Expenses:
Selling, general and administrative	41,710	-

Total operating expenses	41,710	-

Net income from continuing operations before income tax	45,829	-

Income tax	18,909	-

Net income from continuing operations	26,920	-

Loss from discontinued operation	(35,099)	(59,217)

Net Loss	(8,179)	(59,217)

Other comprehensive income
Foreign currency translation adjustment	520	-

Comprehensive loss	$(7,659)	$(59,217)

Loss Per Share -
Basic and Diluted-continuing operation -discontinued operation	$-	$-
	$-	$-
Weighted average number of common shares outstanding-Basic and Diluted	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATIONS:		(Restated)
Net loss	$(8,179)	$(59,217)
Net loss from discontinued operation	(35,099)	(59,217)
Net income from continuing operation	26,920	-
Changes in assets and liabilities:		-
Increases in other receivable	-	-
Increases in inventory	(40,804)	-
Increases in prepaid expense	(9,183)	-
Increases in accounts payable	546,852	-
Increases in other payable	39,084	-
Increase in advance from customers	287,127
Increase in accrued expense	2,018
Increases in tax payable	21,562	-

Net cash provided by continuing operation	873,576	-
Net cash used in discontinued operation	-	(5,242)
Net cash provided by (used in) operating activities	873,576	(5,242)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in due from related parties	(916,044)	-
Net cash used in continuing operation	(916,044)	-
Net cash used in discounted operation	-	-
Net cash used in investing activities	(916,044)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in due to related parties	577
Net cash provided by continuing operation	577	-
Net cash provided by discontinued operation	-	5,200
Net cash provided by financing activities	577	5,200

Effect of exchange rate changes on cash and cash equivalents	(237)	-

Net increase in cash	(42,128)	(42)

Cash balance, beginning of period	59,758	691

Cash balance, end of period	$17,630	$649

Supplemental disclosure of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interests	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS

Ionix Technology, Inc. (the “Company”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries, the Company develops, designs, manufactures and sells lithium batteries for electric vehicles in China.

On May 19, 2016, the Company, as the sole member of Well Best International Investment Limited (“Well Best”), formed Xinyu Ionix Technology Company Limited (“Xinyu Ionix”), a company formed under the laws of China. As a result Xinyu Ionix is a wholly-owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Between May 19, 2016 and August 19, 2016, the date the Board ratified the incorporation, Xinyu Ionix conducted no business. Xinyu Ionix will focus on developing and designing lithium batteries as well as to act as an investment company that may acquire other businesses located in China

NOTE 2 –GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated income from its operations and had an accumulated deficit of $243,082 at September30, 2016. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the periods ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending June 30, 2017 or for any subsequent periods. The balance sheet at June 30, 2016 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2016 as included in our Annual Report on Form 10-K as filed with the SEC on October 11, 2016.

Certain amounts have been reclassified to conform to current year presentation

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Stockholders’ equity is translated at historical rates. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

September 30, 2016

Balance sheet items, except for equity accounts	6.6700

Items in statements of income and cash flows	6.6506

There were no foreign operations during the three months ended September 30, 2015.

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

The following table shows the results of operations for fiscal quarters ended September 30, 2016 and 2015 which are included in the loss from discontinued operations for the termination of QI System:

	For the three months ended on September 30
	2016	2015
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	59,217
Loss before income taxes	-	(59,217)
Provision for income taxes	-	-
Net loss	$-	$(59,217)

On August 19, 2016, Well Best entered into a share transfer agreement whereby Well Best sold 100% of its equity interest in Taizhou Ionix Technology Co. Ltd. (“Taizhou Ionix”) to Mr. GuoEn Li, the sole director and officer of Taizhou Ionix  for approximately RMB 30,000 (approximately $5,000USD). Well Best was the sole shareholder of Taizhou Ionix. The Company believed that the manufacturing contract between Taizhou Ionix and Taizhou Jiunuojie Electronic Technology Limited regarding the production of lithium batteries was not beneficial to the Company. As a result, (i) Taizhou is no longer an indirect, wholly-owned subsidiary of the Company, and (ii) Mr. Li is no longer affiliated with the Company. Well Best recorded a gain of $24,364 on disposal of Taizhou Ionix which was recorded in the account of additional paid in capital.

The following table shows the results of operations for the three months ended September 30, 2016 and 2015 which are included in the loss from discontinued operations for the disposal of Taizhou Ionix:

	For the period from July 1 to August 19, 2016		For the three months ended on September 30,2015
Revenue		$502,003	$-
Cost of revenue		(505,401)	-
Gross profit (Loss)		(3,389)	-
Selling, general and administrative expenses		31,701	-
Loss before income taxes		(35,099)	-
Provision for income taxes		-	-
Net Loss	$	(35,099)	$-

NOTE 5-INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following:

	September 30,
	2016	2015

Raw materials	40,685	-
	$40,685	$-

NOTE 6- DUE FROM/TO RELATED PARTIES

Due from related party represents advances to Mr. Nan Zhengfu, a director and the general manager of Xinyu Ionix a wholly owned subsidiary. During the three months ended September 30, 2016, Xinyu Ionix advanced $913,380 (RMB 6,092,243) to Mr. Nan. There was no formal agreement between the Company and Mr. Nan. The amounts are non-interest bearing, unsecured and due on demand.

From October 1 to November 7, 2016, Mr. Nan made payments to suppliers of Xinyu Ionix for approximately RMB 3,000,000 (approximately $450,000) for settlement of account payable on behalf of Xinyu Ionix. The repayment of the unpaid balance of approximately $460,000 was guarenteed by Mr. Ben Wong, who is the sole owner of the Company’s major shareholder, Shining Glory Investments Limited.

Due to related parties represents certain advances to the company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

During the three months ended September30, 2016, Ben Wang advanced $577 to Well Best and he received the proceeds of $5,000 from sales of Taizhou Ionix on behalf of the Company.

NOTE 7 – CONCENTRATION OF RISKS

Major customers

For the quarter ended September30, 2016, customer who accounted for 10% or more of the Company’s revenues and its outstanding balance as of September30, 2016 are presented as follows:

	Revenue	Percentage of revenue

Customer A	$694,049	82%
Customer B	150,060	18%

Total	$844,109	$100%

All customers are located in the PRC.

Major suppliers

Supplier who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance as of September30, 2016, are presented as follows:

	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A	$417,669	53%	$195,809	36%
Supplier B	323,761	40%	150,759	28%
Total	$741,430	93%	$346,568	64%

All suppliers of the Company are located in the PRC.

NOTE 8- INCOME TAXES

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

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

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of September 30, 2016 and 2015.

Hong Kong

The Well Best is registered in Hong Kong and for the three months ended September30, 2016, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company's subsidiaries, Taizhou Ionix and Xinyu Ionix, are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	For the three months ended September30,
	2016	2015

U.S. Statutory rate	$3,755	$(20,726)
Tax rate difference between China and U.S.	4,492	-
Change in Valuation Allowance	10,662	20,726
Effective tax rate	$18,909	$-

The provisions for income taxes are summarized as follows:	For three months ended September 30,
	2016	2015
Current	$18,909	$-
Deferred	-	-
Total	$18,909	$-

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

NOTE 9– STOCKHOLDERS’ EQUITY

On August 19, 2016, Well Best sold 100% of its ownership in Taizhou Ionix to Mr. GuoEn Li, the sole director and officer of Taizhou Ionix for RMB30,000 (approximately $5,000) and recorded a gain of $24,364 which was recorded in the account of additional paid in capital. See Note 4 for more details.

NOTE 10– RESTATEMENT

The management of the Company has concluded that we should restate our financial statements as of and for the quarter ended September 30, 2015 due to the restatement of the year ended on June 30, 2015.

The effect of the restatement on specific line items in the financial statements for the three months ended September 30, 2015 is set forth in the table below:

	Consolidated Statement of Comprehensive Loss
	for the three months Ended September30, 2015
	Previously
	Reported	Adjustments	As Adjusted

Operating expenses	$7,491	$51,726	$59,217
Loss before income tax	$(7,491)	$(51,726)	$(59,217)
Net loss	$(7,491)	$(51,726)	$(59,217)

NOTE 11- SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these consolidated financial statements and determined that no subsequent event requires recognition or disclosure to the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis should be read in conjunction with Ionix Technology, Inc.’s. financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2016, filed with the Commission on October 11, 2016.

Results of Operations for the three months ended September 30, 2016 and 2015 and for the Years Ended June 30, 2016, and 2015

Net Loss

During the three months ended September 30, 2016 and 2015, net loss was $8,179 and $59,217, respectively, which included net income from continuing operation of $26,920 and $NIL, respectively. The change in net income from continuing operation is primarily the result of the commencement of operations in the PRC.The net loss from discontinued operation of Taizhou Ionix is $35,099 and $Nil, respectively. The net loss from discontinued operation of Qi system is $Nil and $59,217, respectively.

During the year ended June 30, 2016 and 2015, net loss was $44,431 and $116,282, respectively, which included net loss from continuing operation of $37,892 and $0, respectively, and net loss from discontinued operation of $6,539 and $116,282, respectively. The change in net loss is primarily the result of the commencement of operations in the PRC.

Revenue

During the three months ended September 30, 2016 and 2015, revenue was $844,109 and $NIL, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries in the PRC.

During the year ended June 30, 2016 and 2015, revenue was $1,970,345 and $0, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries in the PRC.

Cost of Revenue
During the three months ended September 30, 2016 and 2015, the cost of revenue was $756,570 and $NIL, respectively. For the three months ended September 30, 2016, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to Jiangxi Huanming Technology Ltd (“Jiangxi Huanming”)., pursuant to the manufacturing agreement between Xinyu Ionix and Jiangxi Huanming.

During the year ended June 30, 2016 and 2015, the cost of revenue was $1,844,471 and $0, respectively. In 2016, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to Taizhou Jiunuojie Electronic Technology Ltd., pursuant to the manufacturing agreement between Taizhou Ionix and Jiunuojie.

Gross Profit
During the three months ended September 30, 2016 and 2015, gross profit was $87,539 and $NIL, respectively. Our gross profit maintained at 10% during the quarter ended September 30, 2016.

During the year ended June 30, 2016 and 2015, gross profit was $125,874 and $0, respectively. Our gross profit maintained at 6.4% during the year ended June 30, 2016.

Selling, General and Administrative Expenses
During the three months ended September 30, 2016 and 2015, selling, general and administrative expenses were $41,710 and $NIL, respectively.  In comparison, during the year ended June 30, 2016, general and administrative expenses were $147,470. Our general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees and other miscellaneous expenses. The expenses were significantly more in 2016 as we have commenced the operation in the PRC during this period.

Loss from Discontinued Operations
QI system business was terminated on November 15, 2015. Hence the Company has presented results of QI system operations as a discontinued operation in the consolidated statements of comprehensive loss.  During the three months ended September 30, 2016 and 2015, loss from discontinued operation of QI system was Nil and $59,217, respectively, all of which were general and administrative expense, mainly included consulting fees, audit and legal fees.

During the year ended June 30, 2016 and 2015, loss from discontinued operation of QI system was $6,539 and $116,282, respectively, all of which were general and administrative expense, mainly included consulting fees, audit and legal fees.

On August 19, 2016, Well Best entered into a share transfer agreement whereby Well Best sold 100% of its equity interest in Taizhou Ionix Technology Co. Ltd. (“Taizhou Ionix”) to Mr. GuoEn Li, the sole director and officer of Taizhou Ionix  for approximately RMB 30,000 ( approximately $5,000USD). During the three months ended September 30, 2016 and 2015, loss from discontinued operation of Taizhou Ionix was $35,099 and Nil, respectively.

 Liquidity and Capital Resources

 Cash Flow from Operating Activities
During the three months ended September 30, 2016 and 2015, $873,576 cash was provided by operating activities compared with $(5,242), respectively. There was an increase in accounts payable which were partially offset by an increase in inventory.  In comparison, during the year ended June 30, 2016 and 2015, the Company used $970,512 cash for operating activities compared with $23,726, respectively.

During the three months ended September 30, 2016 and 2015, net cash provided by discontinued operations was $NIL and $(5,242), respectively. During the year ended June 30, 2016 and 2015, net cash used in discontinued operations was $14,039 and $23,726, respectively

Cash Flow from Investing Activities
During the three months ended September 30, 2016 and 2015, the Company used $916,044 and $NIL in cash for investing activities, respectively. During the three months ended September 30, 2016, the Company’s subsidiary, Xinyu Ionix, made advances of $916,044 to Mr. Nan, a director and the general manager of Xinyu Ionix. There was no formal agreement between the Company and Mr. Nan relating to the advances. During the subsequent period, Mr. Nan used the fund to settle the accounts payable on behalf of Xinyu Ionix. As of November 7, 2016, approximately $450,000 had been paid to suppliers to settle accounts payable on behalf of Xinyu Ionix. During the years ended June 30, 2016 and 2015, the Company used $NIL and $NIL in cash for investing activities, respectively.

Cash Flow from Financing Activities
During the three months ended September 30, 2016, the Company received $577 in cash from financing activities, which consisted primarily of an increase in due from related party. In comparison, during the three months ended September 30, 2015, the Company received $5,200 in cash from financing activities, which resulted from net cash provided by discontinued operations.

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

As of September 30, 2016, we have a working capital of $28,763.

Our total current liabilities consist primarily of account and other payables of $952,218. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

We will require approximately $150,000 to fund our working capital needs for the year ending June 30, 2017 as follows:

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

 Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

As reported on Form 8-K filed with the SEC on November 8, 2016, on November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Lisite Science Technology (Shenzhen) Co., Ltd (“Lisite Science”), a limited liability company formed under the laws of Taiwan, Hong Kong, and Macao on June 20, 2016. Well Best is the sole shareholder of Lisite Science. As a result, Lisite Science is an indirect, wholly-owned subsidiary of the Company. Lisite Science will act as a manufacturing base for the Company and shall focus on developing and producing high-end intelligent electronic equipment.

Additionally, the Company’s Board of Directors approved and ratified the incorporation of Shenzhen Baileqi Electronic Technology Co., Ltd. (“Baileqi Electronic”), a limited liability company formed under the laws of Taiwan, Hong Kong, and Macao on August 8, 2016. Well Best is the sole shareholder of Baileqi Electronic. As a result, Baileqi Electronic is an indirect, wholly-owned subsidiary of the Company. Baileqi Electronic will act as a manufacturing base for the Company and shall focus on development and production of the LCD and module for civil electronic products.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and Xinyu Ionix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: November 14, 2016	By:	/s/ Doris Zhou
	Name:	Doris Zhou
	Title:	Chief Executive Officer and Director

Date: November 14, 2016	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: November 14, 2016	By:	/s/ Doris Zhou
	Name:	Doris Zhou
	Title:	Chief Executive Officer, Secretary,
Treasurer and Director

Date: November 14, 2016	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer