Form 10-K/A
period 2016-06-30
IONIX TECHNOLOGY, INC.
filed 2017-02-15
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
  Amendment No. 1

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

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

 This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on October 11, 2016 (the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC. For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Products

The Company’s current products include 18650-2000mAh lithium ion batteries for use in lithium cell electronic bicycles, balance cars, scooters, electric vehicles, special vehicles at low speed, energy storage, and other products. The 18650 -200mAh battery cell is a commodity format cell based on standardized specifications for product dimensions, however, the Company is able to and provides custom solutions based on the needs of customers regarding capacity and performance.

The product specifications for our 18650-2000mAH battery, pictured to the right, are set forth in the table below:

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

Figure: Revenues of the Global Lithium-based Battery Market (in USD Billion), 2008-20204

Competition

Our competitors include large consumer electronic and manufacturing companies that offer products similar to ours such as Panasonic Sanyo, Samsung, Hitachi, Mitsubishi Chemical, and LG Chem Ltd., among others. Many of our competitors have substantially greater financial, technical, and human resources than we do, as well as greater experience in the discovery and development of products and the commercialization of those products. Our competitors’ products may be more effective, or more effectively marketed and sold, than any products we may commercialize and may render our products obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. However, we believe that our products will offer key potential advantages over competitive products that could enable our products to capture meaningful market share from our competitors. We believe the principal methods of competition and primary competitive factors in our business include:

1Lithium-Ion Battery Market by Material Type.Allied Market Research, March 2016.https://www.alliedmarketresearch.com/lithium-ion-battery-market
2Id.
3Id.
4Global Market for Lithium-Ion batteries- Forecast, Trends, & Opportunies 2014-2020. Taiyou Research

•	customer service,
•	product pricing, and
•	product performance, reliability and safety.

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

Our mailing address is 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas, NV 89169. Our principal office in China consists of 2,187 square feet (666.67 square meters) of office and warehouse space located at Jiangxi Xinyu Chengdong Industrial Park of Fenyi County, China. Our indirect wholly subsidiary, Xinyu Ionix, leased this space beginning July 1, 2016 through June 30, 2018 for $2,907 (20,000RMB) per quarter. We believe that this space is adequate for our current and immediately foreseeable operating needs.

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

Identification of Directors and Executive Officers and Term of Office

The following table sets forth the names and ages of our current directors and executive officers and those of our wholly owned direct subsidiary and indirect wholly owned subsidiaries. Our Board of Directors appoints our executive officers. Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified. There are no family relationships among our directors or executive officers. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Ionix Technology, Inc.

Name	Age	Position	Date of Appointment
Doris Zhou	34	Chief Executive Officer, Secretary, Treasurer, and Director.	November 20, 2015
Yue Kou	42	Chief Financial Officer	May 27, 2016

Subsidiaries:

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

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Doris Zhou (2) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	0	0%
Yue Kou(3) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	0	0.0%
Qingchun Yang(4) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	0	0.0%
Zhengfu Nan(5) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	0	0.0%
Guo-En Li(6) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	0	0.0%
All executive officers and directors as a group (5 people)	0	0.0%

Beneficial Shareholders greater than 5%
Shining Glory Investments Limited(7) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	64,800,000	65.45%

Beneficial Owners of Preferred Stock(1):	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Shining Glory Investments Limited(7) 3773 Howard Hughes Pkwy, Ste. 500S Las Vegas, NV 89169	5,000,000	100%

(1) Applicable percentage of ownership is based on 99,003,000 shares of common stock outstanding on June 30, 2016 and 5,000,000 shares of Preferred Stock issued and outstanding on June 30, 2016. Percentage totals are calculated separately based on each class of capital stock. Each share of Preferred Stock entitles the holder to vote 100 shares of common stock; the Preferred Stock is not convertible into common stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  .
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
(7) Shining Glory Investments Limited is the beneficial owner of 64,800,000 shares of common stock of the Company and 5,000,000 shares of preferred stock which has the authority to vote a total of 500,000,000 common stock votes. Thus, in total, Shining Glory owns an aggregate 94.29% of the total outstanding voting securities of the Company.  Ben Wong is the sole officer and director of Shining Glory Investments Limited.

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

Item 15.        Exhibits and Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and Xinyu Ionix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed with the SEC on October 11, 2016 as Exhibit 21.1 to Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed with the SEC on October 11, 2016 as Exhibit 101.INS to Form 10-K.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed with the SEC on October 11, 2016 as Exhibit 101.SCH to Form 10-K.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on October 11, 2016 as Exhibit 101.CAL to Form 10-K.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on October 11, 2016 as Exhibit 101.LAB to Form 10-K.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on October 11, 2016 as Exhibit 101.PRE to Form 10-K.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on October 11, 2016 as Exhibit 101.DEF to Form 10-K.

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

Ionix Technology, Inc.

Date: February 15, 2017	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief (Principal) Executive Officer

Date: February 15, 2017	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: February 15, 2017	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief Executive Officer, Secretary, Treasurer and sole Director

Date: February 15, 2017	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer