Form 10-Q
period 2016-12-31
IONIX TECHNOLOGY, INC.
filed 2017-02-21
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 17, 2017, there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of February 17, 2017, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.
FORM 10-Q
DECEMBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December, 31, 2016	June 30, 2016
ASSETS

Current Asset:
Cash	$118,483	$59,758
Inventory	1,186,140	-
Accounts receivable	427,960	-
Advance to suppliers- non-related parties	929,812	-
- related parties	27,995
Prepaid expenses and other current assets	14,747	103
Current asset of discontinued operation	-	2,129,360
Total current assets	2,705,137	2,189,221
Total Assets	$2,705,137	$2,189,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$821,889	$-
Advance from customers	798,618
Due to related parties	1,055,780	53,510
Accrued expenses and other current liabilities	25,674	9,080
Current liability of discontinued operation	-	2,113,533
Total Current Liabilities	2,701,961	2,176,123

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity :

Preferred share capital,5,000,000 shares authorized, $.0001 par value; 5,000,000 and 5,000,000 shares issued and outstanding at December 31 and June 30, 2016	500	500
Common stock, 195,000,000 shares authorized, $.0001 par value; 99,003,000 shares issued and outstanding as at December 31 and June 30, 2016	9,900	9,900
Additional paid in capital	261.610	237,246
Accumulated deficit	(266,816)	(234,903)
Accumulated other comprehensive income	(2,018)	355
Total Ionix Technology, Inc. stockholders’ equity	3,176	13,098
Non-controlling interest	-	-
Total equity	3,176	13,098
Total Liabilities and Stockholders’ Equity	$2,705,137	$2,189,221

 The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015

Revenues	$2,087,080	$-	$2,974,339	$-
Cost of revenues – Non-related parties	1,531,374	-	2,234,388	-
– Related Parties	408,920		501,039
Gross profit	146,786	-	238,912	-
Expenses:
Selling, general and administrative	155,506	-	211,149	-

Total operating expenses	155,506	-	211,149	-

Net income (loss)from continuing operations before income tax	(8,720)	-	27,763	-

Income tax	5,486	-	24,578	-

Net income (loss) from continuing operations	(14,206)	-	3,185	-

Loss from discontinued operation	-	(5,797)	(35,099)	(10,539)
Net Loss	(14,206)	(5,797)	(31,914)	(10,539)

Net income/( loss) attributable to non-controlling interest	-	-	-	-

Net loss attributable to Ionix Technology, Inc. stockholders	(14,206)	(5,797)	(31,914)	(10,539)
Other comprehensive income
Foreign currency translation adjustment	1,990	-	2,018	-

Comprehensive loss	$(12,216)	$(5,797)	$(29,896)	$(10,539)
Loss Per Share -
Basic and Diluted-continuing operation	$-	$-	$-	$-
-discontinued operation	$-	$-	$-	$-
Weighted average number of common shares outstanding-Basic and Diluted	99,003,000	99,003,000	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATIONS:
Net loss	$(31,914)	$(10,539)
Net loss from discontinued operation	(35,099)	(10,539)
Net income from continuing operation	3,185	-
Adjustments required to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:		-
Increases in advance to suppliers	(981,071)	-
Increases in account receivables	(438,355)
Increases in inventory	(1,214,961)	-
Increases in prepaid expense and other current assets	(14,573)	-
Increases in accounts payable	841,852	-
Increase in advance from customers	818,016
Increase in accrued expense and other current liabilities	16,997

Net cash used in continuing operating activities	(968,910)	-
Net cash used in discontinued operating activities	-	(14,039)
Net cash used in operating activities	(968,910)	(14,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	1,023,889	-
Net cash provided by continuing operation	1,023,889
Net cash provided by discontinued operation	-	13,983
Net cash provided by financing activities	1,023,889	13,983

Effect of exchange rate changes on cash	3,746	-

Net increase (decrease) in cash	58,725	(56)

Cash balance, beginning of period	59,758	691

Cash balance, end of period	$118,483	$635

Supplemental disclosure of cash flow information:
Cash paid for income tax	$23,655	-
Cash paid for interests	-	-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS

Ionix Technology, Inc. (the “Company” or “Ionix”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries in China, the Company develops, designs, manufactures and sells lithium batteries for electric vehicles in China. Ionix also sells the High-end intelligent electronic equipment, the module of new energy power system and high-end intelligent electronic equipment in China.

On May 19, 2016, the Company, as the sole member of Well Best International Investment Limited (“Well Best”), formed Xinyu Ionix Technology Company Limited (“Xinyu Ionix”), a company formed under the laws of China. As a result Xinyu Ionix is a wholly-owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Xinyu Ionix started operation in August 2016 and will focus on developing and designing lithium batteries as well as to act as an investment company that may acquire other businesses located in China.

On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Lisite Science Technology (Shenzhen) Co., Ltd (“Lisite Science”), a limited liability company formed in China on June 20, 2016. Well Best is the sole shareholder of Lisite Science. As a result, Lisite Science is an indirect, wholly-owned subsidiary of the Company. Lisite Science will act as a manufacturing base for the Company and shall focus on developing and producing high-end intelligent electronic equipment.

On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Shenzhen Baileqi Electronic Technology Co., Ltd. (“Baileqi Electronic”), a limited liability company formed in China on August 8, 2016. Well Best is the sole shareholder of Baileqi Electronic. As a result, Baileqi Electronic is an indirect, wholly-owned subsidiary of the Company. Baileqi Electronic will act as a manufacturing base for the Company and shall focus on development and production of the LCD and module for civil electronic products.

On December 29, 2016, the Company’s Board of Directors approved and ratified to invest  99,999 HK dollars for 99.999% of the issued and outstanding stock of Welly Surplus International Limited (“Welly Surplus”), a limited company formed under the laws of Hong Kong on January 18, 2016. As a result of the investment, the Company became the majority shareholder of Welly Surplus, owning 99.999% of the outstanding stock of Welly Surplus, Mr Xin Sui, a director, owns 0.001% of the outstanding stock of Welly Surplus. Welly Surplus will act as the accounting and financial base for the Company and shall focus on assisting the Company with all of the Company’s financial affairs. Welly surplus had no activities since inception.

NOTE2 –GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $266,816 at December 31, 2016, has limited income and has not generated cash flow from its operations as of December 31, 2016. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2016 and the results of operations and cash flows for the periods ended December 31, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending June 30, 2017 or for any subsequent periods. The balance sheet at June 30, 2016 has been derived from the audited financial statements at that date.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

December 31, 2016

Balance sheet items, except for equity accounts	6.9370

Items in statements of income and cash flows	6.7725

There were no foreign operations during the six months ended December 31, 2015.

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

QI system

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

The following table shows the results of operations for the six and three months ended December 31, 2016 and 2015 which are included in the loss from discontinued operations for the termination of QI System:

	For the six months ended December 31,		For the three months ended December 31,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Selling, general and administrative expenses	-	10,539	-	5,797
Loss before income taxes	-	(10,539)	-	(5,797)
Provision for income taxes	-		-	-
Net Loss	-	(10,539)	-	(5,797)

Taizhou Ionix

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

The following table shows the results of operations for the six months ended December 31, 2016 and 2015 which are included in the loss from discontinued operations for the disposal of Taizhou Ionix:

	For the period from July 1 to August 19, 2016		For the six months ended on December 31, 2015
Revenue		$502,003	$-
Cost of revenue		(505,401)	-
Gross profit (Loss)		(3,389)	-
Selling, general and administrative expenses		31,701	-
Loss before income taxes		(35,099)	-
Provision for income taxes		-	-
Net Loss	$	(35,099)	$-

NOTE 5-INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following:

	December 31,
	2016	2015

Raw materials	$949,814	$-
Finished goods	236,326	-
	$1,186,140	$-

NOTE 6- DUE TO RELATED PARTIES

Advance to suppliers – related party

On September 1, 2016, Baileqi entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi. The owner of Shenzhen Baileqi S&T is also a shareholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of December 31, 2016. Baileqi made advances to Shenzhen Baileqi S&T for prepayment of manufacturing cost. The balance advanced to Shenzhen Baileqi S&T was $27,995 as of December 31, 2016. The manufacturing costs incurred with Shenzhen Baileqi S&T was $84,366 for the six months ended December 31, 2016 and was included in cost of revenue.

Purchase from related party

During the six month ended December 31, 2016, the Company purchased $487,508 from a related company which was owned by the Company’s shareholder who owns approximately 2% of the Company’s outstanding common stock as of December 31, 2016. The amount of $416,673 was included in the cost of revenue.

Due to related parties

Due to related parties represents certain advances to the company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	December 31, 2016	June 30, 2016

Ben Wong	$108,384	$53,510
Changyong Yang	890,055	-
Xin Sui	7,136	-
Zhengfu Nan	50,205	-
	$1,055,780	$53,510

During the year ended June 30, 2016, Ben Wong, the controlling shareholder of Shinning Glory which holds majority shares in Ionix Technology, Inc., advanced $15,771 to the Company, $37,740 to Well best.

During the six months ended December 31, 2016, Ben Wong advanced $54,874 to Well Best. Changyong Yang, a shareholder of the Company, advanced $890,055 to Lisite Science. Xin Sui, a member of the board of directors of Welly Surplus, advanced $7,136 to Welly Surplus.

During the three months ended September 30, 2016, Xinyu Ionix advanced approximately $913,000 to Mr. Zhengfu Nan, a director and a general manager of Xinyu Ionix, to make payments to suppliers of Xinyu Ionix on behalf of Xinyu Ionix.  There was no formal agreement between the Company and Mr. Nan. The amounts are non-interest bearing, unsecured and due on demand. During the three months ended December 31, 2016, Mr. Nan made payments to suppliers of Xinyu Ionix for approximately $913,000 for settlement of account payable on behalf of Xinyu Ionix and advanced $50,205 to Xinyu Ionix.

NOTE 7 – CONCENTRATION OF RISKS

Major customers

For the quarter ended December 31, 2016, customer who accounted for 10% or more of the Company’s revenues and its outstanding balance as of December 31, 2016 are presented as follows:

	Revenue	Percentage of revenue	Accounts receivables	Percentage of accounts receivables

Customer A	$1,379,047	46%	$393,882	92%
Customer B	339,184	11%	-	-%
Total	$1,718,231	57%	$393,882	92%

All customers are located in the PRC.

Major suppliers

Supplier who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance as of December 31, 2016, are presented as follows:

	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A	$487,508	27%	$-	-%
Supplier B	197,785	11%	23,569	2.9%
Total	$685,293	38%	$23,569	2.9%

All suppliers of the Company are located in the PRC.

NOTE 8- INCOME TAXES

The effective tax rate is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

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

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of December 31, 2016 and 2015.

Hong Kong

The Well Best is registered in Hong Kong and for the six months ended December 31, 2016, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company’s Chinese subsidiaries are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	For the six months ended December 31
	2016	2015

U.S. Statutory rate	$(2,567)	$(3,689)
Tax rate difference between China and U.S.	10,728	-
Change in Valuation Allowance	16,417	3,689
Effective tax rate	$24,578	$-

The provisions for income taxes are summarized as follows:	For six months ended December 31,
	2016	2015
Current	$24,578	$-
Deferred	-	-
Total	$24,578	$-

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

NOTE 10– RESTATEMENT

The management of the Company has concluded that we should restate our financial statements for the six and three months ended December 31, 2015 due to the restatement of the year ended on June 30, 2015.

The effect of the restatement on specific line items in the financial statements for the six and three months ended December 31, 2015 is set forth in the table below:

	Consolidated Statement of Comprehensive Loss
	for the six months ended December 31, 2015
	Previously
	Reported	Adjustments	As Adjusted

Operating expenses	$(119,071)	$129,610	$10,539
Income (loss) before income tax	$119,071	$(129,610)	$(10,539)
Net Income (loss)	$119,071	$(129,610)	$(10,539)

	Consolidated Statement of Comprehensive Loss
	for the three months ended December 31, 2015
	Previously
	Reported	Adjustments	As Adjusted

Operating expenses	$(126,562)	$132,359	$5,797
Income (loss) before income tax	$126,562	$(132,359)	$(5,797)
Net Income (loss)	$126,562	$(132,359)	$(5,797)

NOTE 11- SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these consolidated financial statements and determined that no subsequent event requires recognition or disclosure to the consolidated financial statements.

END NOTES TO FINANCIAL STATEMENTS

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

Results of Operations for the three and six months ended December 31, 2016 and 2015

Net Loss

During the three months ended December 31, 2016 and 2015, net loss was $14,206 and $5,797, respectively, which included net loss from continuing operation of $14,206 and $-, and net loss from discontinued operation of $- and $5,797, respectively. The change in net loss from continuing operation is primarily the result of the commencement of operations in the PRC.

During the six months ended December 31, 2016 and 2015, net loss was $31,914 and $10,539, respectively, which included net income from continuing operation of $3,185 and $-, and net loss from discontinued operation of $35,099 and $10,539, respectively. The change in net income from continuing operation is primarily the result of the commencement of operations in the PRC.

Revenue

During the three months ended December 31, 2016 and 2015, revenue was $2,087,080 and $-, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries, the High-end intelligent electronic equipment, the module of new energy power system and high-end intelligent electronic equipment in the PRC.

During the six months ended December 31, 2016 and 2015, revenue was $2,974,339 and $-, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries, the High-end intelligent electronic equipment, the module of new energy power system and high-end intelligent electronic equipment in the PRC.

Cost of Revenue
During the three months ended December 31, 2016 and 2015, the cost of revenue was $1,940,294 and $-, respectively. For the three months ended December 31, 2016, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories.

During the six months ended December 31, 2016 and 2015, the cost of revenue was $2,735,427 and $-, respectively. For the six months ended December 31, 2016, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to the processing factories which were owned by our shareholders., pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories.

Gross Profit

During the three months ended December 31, 2016 and 2015, gross profit was $146,786 and $-, respectively. Our gross profit maintained at 7% during the quarter ended December 31, 2016.

During the six months ended December 31, 2016 and 2015, gross profit was $238,912 and $-, respectively. Our gross profit maintained at 8% during the six months ended December 31, 2016.

Selling, General and Administrative Expenses
During the three months ended December 31, 2016 and 2015, selling, general and administrative expenses were $155,506 and $-, respectively. During the six months ended December 31, 2016 and 2015, selling, general and administrative expenses were $211,149 and $-, respectively. Our selling, general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees and other miscellaneous expenses. The expenses were significantly more in 2016 as we have commenced the operation in the PRC during this period.

Loss from Discontinued Operations
QI system business was terminated on November 15, 2015 and Taizhou Ionix was sold on August 19, 2016. Hence the Company has presented results of QI system operations and Taizhou Ionix as a discontinued operation in the consolidated statements of comprehensive loss as discussed in Note 4 to the Notes to Consolidated Financial Statements.  During the three months ended December 31, 2016 and 2015, loss from discontinued operations was $- and $5,797, respectively. During the six months ended December 31, 2016 and 2015, loss from discontinued operations was $35,099 and $10,539, respectively, all of which were loss from discontinued operation of Taizhou Ionix for the six months ended December 31, 2016 while all of which were the general and administrative expense, mainly included consulting fees, audit and legal fees for the six months ended December 31, 2015.

During the six months ended December 31, 2016, and specifically on August 19, 2016, Well Best entered into a share transfer agreement whereby Well Best sold 100% of its equity interest in Taizhou Ionix Technology Co. Ltd. (“Taizhou Ionix”) to Mr. GuoEn Li, the sole director and officer of Taizhou Ionix  for approximately RMB 30,000 ( approximately $5,000USD). During the six months ended December 31, 2016, loss from discontinued operation of Taizhou Ionix was $35,099.

 Liquidity and Capital Resources

 Cash Flow from Operating Activities
During the six months ended December 31, 2016 and 2015, $968,910 cash was used in operating activities compared with $14,039, respectively. There was an increase in inventory and advance to suppliers which were partially offset by an increase in account payable and advance from customers.

During the six months ended December 31, 2016 and 2015, net cash used in discontinued operations was $- and $14,039, respectively.

Cash Flow from Financing Activities
During the six months ended December 31, 2016, the Company received $1,023,889 in cash from financing activities, which consisted primarily the advance from related parties. In comparison, during the six months ended December 31, 2015, the Company received $13,983 in cash from financing activities, which resulted from net cash provided by discontinued operations.

As of December 31, 2016, we have a working capital of $3,176

Our total current liabilities consist primarily of account payables of $821,889, advance from customers of $798,618 and due to related parties of $1,055,780. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to professional fees and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

On July 1, 2016, the Company’s majority shareholder Shining Glory Investments Limited privately sold 29,484,000 shares of the Company’s common stock to 49 individuals at a price of 1CNY ($0.15 USD) per share. Additionally, Shining Glory Investments limited made a bonafide gift of 5,470,000 shares to 16 individuals. As a result of the foregoing, Shining Glory Investments Limited now owns an aggregate of 29,846,000 shares of common stock of the Company and 5,000,000 shares of preferred stock.

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

On December 29, 2016, the Company’s Board of Directors approved and ratified the acquisition of 99.9% of the issued and outstanding stock of Welly Surplus International Limited, a limited company formed under the laws of Hong Kong on January 18, 2016, in exchange for 99,999 HK dollars (the “Acquisition”). As a result of the Acquisition, the Company became the majority shareholder of Welly Surplus, owning 99.99% of the issued and outstanding stock of Welly Surplus, and Welly Surplus is now a majority owned subsidiary of the Company. As the closing of the Acquisition, Ms. Zhou was appointed as a member of the board of directors of Welly Surplus, and Mr. Xin Sui remains as President and a member of the board of directors of Welly Surplus. Welly Surplus will act as the accounting and financial base for the Company and shall focus on assisting the Company with all of the Company’s financial affairs.

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

Ionix Technology, Inc.

Date: February 21, 2017	By:	/s/ Doris Zhou
	Name:	Doris Zhou
	Title:	Chief Executive Officer and Director

Date: February 21, 2017	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: February 21, 2017	By:	/s/ Doris Zhou
	Name:	Doris Zhou
	Title:	Chief Executive Officer, Secretary, Treasurer and Sole Director

Date: February 21, 2017	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer