Form 10-K/A
period 2016-06-30
IONIX TECHNOLOGY, INC.
filed 2017-03-17
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
  Amendment No. 2

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

Jiangxi Xinyu Chengdong Industrial Park,  Fenyi County, China
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

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2016 amending the Company’s 10-K as filed on October 15, 2016 (the “Original Filing”).

The purpose of this Amendment No. 2 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC. For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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

Products

The Company’s current products include 18650-2000mAh lithium ion batteries for use in lithium cell electronic bicycles, balance cars, scooters, electric vehicles, special vehicles at low speed, energy storage, and other products. The 18650 -200mAh battery cell is a commodity format cell based on standardized specifications for product dimensions, however, the Company is able to and provides custom solutions based on the needs of customers regarding capacity and performance. These specialized productions represented approximately 11% of the Company’s total revenue during the year ended June 30, 2016.

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

Our mailing address in the US is that of our registered agent, at 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas, NV 89169. Our principal office in China consists of 2,187 square feet (666.67 square meters) of office and warehouse space located at Jiangxi Xinyu Chengdong Industrial Park of Fenyi County, China. Our indirect wholly subsidiary, Xinyu Ionix, leased this space beginning July 1, 2016 through June 30, 2018 for $2,907 (20,000RMB) per quarter. We believe that this space is adequate for our current and immediately foreseeable operating needs.

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

The Company’s revenue has been derived from the production and sale of standardized and specialized products, specifically lithium ion batteries. Total revenue during the year ended June 30, 2016 was $1,970,345 which was comprised of $1,772,845 generated from the sale of standardized lithium ion battery cells and $197,500 in revenue generated from the sale of specialized products made tailored to our customer’s needs. The revenue generated from the sale of specialized products represented 11.14% of our total revenue for the year ended June 30, 2016.

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

Ionix Technology, Inc.

Date: March 17, 2017	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief (Principal) Executive Officer

Date: March 17, 2017	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: March 17, 2017	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief Executive Officer, Secretary, Treasurer and sole Director

Date: March 17, 2017	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer