Form 10-Q/A
period 2016-09-30
IONIX TECHNOLOGY, INC.
filed 2017-03-23
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Chengdong Industrial Park, Fenyi County, Xinyu City, Jiangxi Province, China
(Address of principal executive offices) (Zip Code)

 (702) 475-5906
(Registrant’s telephone number, including area code)

3773 Howard Hughes Pkwy Ste. 500S, Las Vegas, NV 89169
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

EXPLANATORY NOTE

Ionix Technology, Inc. is filing this Amendment No. 1 on Form 10-Q/A for the period ended September 30, 2016, to amend and restate financial statements and other financial information on the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2016 (the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-Q/A is to account for the financial performance of two of the Company’s operating subsidiaries that were not originally accounted for in the initial filing of form 10Q.  For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 14, 2016, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date.

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

IONIX TECHNOLOGY, INC.
FORM 10-Q
SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	June 30, 2016
ASSETS	(Restated)

Current Asset:
Cash	$205,306	$59,758
Advances to suppliers	234,236	-
Account receivables	34,725	-
Inventory	373,357	-
Due from a related party	913,380	-
Prepaid expenses and other current assets	59,559	103
Current asset of discontinued operation	-	2,129,360
Total current assets	1,820,563	2,189,221
Total Assets	$1,820,563	$2,189,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable-- non-related parties	$674,955	$-
- related parties	109,436	-
Advance from customers	465,097	-
Due to related parties	470,324	53,510
Accrued expenses and other current liabilities	81,489	9,080
Current liability of discontinued operation	-	2,113,533
Total Current Liabilities	1,801,301	2,176,123

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity :

Preferred stock,5,000,000 shares authorized, $.0001 par value; 5,000,000 shares issued and outstanding	500	500
Common stock, 195,000,000 shares authorized, $.0001 par value; 99,003,000 shares issued and outstanding	9,900	9,900
Additional paid in capital	261,610	237,246
Accumulated deficit	(252,611)	(234,903)
Accumulated other comprehensive income ( loss)	(137)	355
Total stockholders’ equity	19,262	13,098

Total Liabilities and Stockholders’ Equity	$1,820,563	$2,189,221

 The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,

	2016	2015
	(Restated)	(Restated)
Revenues	$887,259	$-
Cost of revenues- Non-related parties	781,227	-
- Related parties	13,906	-

Gross profit	92,126	-
Expenses:
Selling, general and administrative	55,643	-

Total operating expenses	55,643	-

Net income from continuing operations before income tax	36,483	-

Income tax	19,092	-

Net income from continuing operations	17,391	-

Loss from discontinued operation	(35,099)	(4,742)
Net loss	(17,708)	(4,742)

Other comprehensive income
Foreign currency translation adjustment	492	-

Comprehensive loss	$(17,216)	$(4,742)

Loss Per Share -
Basic and Diluted-continuing operation	$-	$-
-discontinued operation	$-	$-
Weighted average number of common shares outstanding-Basic and Diluted	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2016 (Restated)	2015 (Restated)
CASH FLOWS FROM OPERATIONS:
Net loss	$(17,708)	$(4,742)
Net loss from discontinued operation	(35,099)	(4,742)
Net income from continuing operation	17,391	-

Changes in assets and liabilities:
Increases in account receivable	(34,826)	-
Increases in advance to suppliers	(234,919)	-
Increases in inventory	(374,446)	-
Increases in prepaid expense	(59,620)	-
Increases in accounts payable	786,679	-
Increase in advance from customers	466,452	-
Increase in accrued expense and other current liabilities	72,620	-

Net cash provided by continuing operation	639,331	-
Net cash used in discontinued operation	-	(5,242)
Net cash provided by (used in) operating activities	639,331	(5,242)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to a related party	(916,044)	-
Net cash used in continuing operation	(916,044)	-
Net cash used in discounted operation	-	-
Net cash used in investing activities	(916,044)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	423,043
Net cash provided by continuing operation	423,043	-
Net cash provided by discontinued operation	-	5,200
Net cash provided by financing activities	423,043	5,200

Effect of exchange rate changes on cash and cash equivalents	(782)	-

Net increase (decrease) in cash	145,548	(42)

Cash balance, beginning of period	59,758	691

Cash balance, end of period	$205,306	$649

Supplemental disclosure of cash flow information:

Cash paid for income tax	$-	$-
Cash paid for interests	$-	$-

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

On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Lisite Science Technology (Shenzhen) Co., Ltd (“Lisite Science”), a limited liability company formed in China on June 20, 2016. Well Best is the sole shareholder of Lisite Science. As a result, Lisite Science is an indirect, wholly-owned subsidiary of the Company. Lisite Science acts as a manufacturing base for the Company and shall focus on developing, producing and selling power banks in China. It commenced its operation in September  2016.

On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Shenzhen Baileqi Electronic Technology Co., Ltd. (“Baileqi Electronic”), a limited liability company formed in China on August 8, 2016. Well Best is the sole shareholder of Baileqi Electronic. As a result, Baileqi Electronic is an indirect, wholly-owned subsidiary of the Company. Baileqi Electronic acts as a manufacturing base for the Company and shall focus on development, production and sale of the LCD and module for civil electronic products.It commenced its operation in September  2016.

NOTE 2 –GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated income from its operations and had an accumulated deficit of $252,611 at September 30, 2016. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table shows the results of operations for fiscal quarters ended September 30, 2016 and 2015 which are included in the loss from discontinued operations for the termination of QI System:

	For the three months ended on September 30
	2016	2015
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	4,742
Loss before income taxes	-	(4,742)
Provision for income taxes	-	-
Net loss	$-	$(4,742)

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

The following table shows the results of operations for the three months ended September 30, 2016 and 2015 which are included in the loss from discontinued operations for the disposal of Taizhou Ionix:

	For the period from July 1 to August 19, 2016	For the three months ended on September 30,2015
Revenue	$502,003	$-
Cost of revenue	(505,401)	-
Gross profit (Loss)	(3,389)	-
Selling, general and administrative expenses	31,701	-
Loss before income taxes	(35,099)	-
Provision for income taxes	-	-
Net Loss	$(35,099)	$-

NOTE 5-INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following:

	September 30,
	2016	2015
Raw materials	186,752
Finished goods	186,605	-
	$373,357	$-

NOTE 6- RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the three month ended September 30, 2016, the Company purchased $109,436 from a related company which was owned by the Company’s shareholder who owns approximately 2% of the Company’s outstanding common stock as of September 30, 2016. The amount of $13,906 was included in cost of revenue. The trade payable to the related party was $109,436 as of September 30, 2016.

Due to / from related parties

Due from a related party represents advances to Mr. Nan Zhengfu, a director and the general manager of Xinyu Ionix, a wholly owned subsidiary. During the three months ended September 30, 2016, Xinyu Ionix advanced $913,380 (RMB 6,092,243) to Mr. Nan. There was no formal agreement between the Company and Mr. Nan. The amounts are non-interest bearing, unsecured and due on demand.

From October 1 to November 7, 2016, Mr. Nan made payments to suppliers of Xinyu Ionix for approximately RMB 3,000,000 (approximately $450,000) for settlement of account payable on behalf of Xinyu Ionix. The repayment of the unpaid balance of approximately $460,000 was guaranteed by Mr. Ben Wong who is the sole owner of the Company’s major shareholder, Shining Glory Investments Limited.

Due to related parties represents certain advances to the company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

During the three months ended September30, 2016, Ben Wong advanced $577 to Well Best and he received the proceeds of $5,000 from sales of Taizhou Ionix on behalf of the Company.  Changyong Yang (a shareholder of the Company) advanced $358,156 to Lisite Science. Baozhen Deng (a shareholder of the Company) advanced $63,080 to Baileqi Electronic.

NOTE 7 – CONCENTRATION OF RISKS

Major customers

For the quarter ended September30, 2016, customer who accounted for 10% or more of the Company’s revenues and its outstanding balance as of September30, 2016 are presented as follows:

	Revenue	Percentage of total sales	Accounts receivable	Percentage of accounts receivable

Customer A	$694,049	78%	$-	-%
Customer B	150,060	17%	$-	-%
Total	$844,109	$95%	$-	-%

All customers are located in the PRC.

Major suppliers

Supplier who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance as of September30, 2016, are presented as follows:

	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of non-related parties accounts payable

Supplier A	$417,669	53%	$195,809	29%
Supplier B	323,761	40%	150,759	22%
Total	$741,430	93%	$346,568	51%

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

The PRC

The Company’s subsidiaries in China are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	For the three months ended September30,
	2016	2015

U.S. Statutory rate	$485	$(1,660)
Tax rate difference between China and U.S.	5,428	-
Change in Valuation Allowance	13,180	1,660
Effective tax rate	$19,092	$-

The provisions for income taxes are summarized as follows:	For three months ended September 30,
	2016	2015
Current	$19,092	$-
Deferred	-	-
Total	$19,092	$-

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

The effect of the restatement on specific line items in the consolidated financial statements for the three months ended September 30, 2015 is set forth in the table below:

	Consolidated Statement of Comprehensive Loss
	for the three months Ended September30, 2015
	Previously
	Reported	Adjustments	As Restated

Operating expenses	$7,491	(2,749)	$4,742
Loss before income tax	$(7,491)	$2,749	$(4,742)
Net loss	$(7,491)	$2,749	$(4,742)

The Company formed two indirectly owned subsidiaries in China. Lisite Science Technology (Shenzhen) Co., Ltd. (“Lisite Science”) was formed in June 20, 2016 and Shenzhen Baileqi Electronic Technology Co., Ltd. (“Baileqi electronic”) was formed in August 8, 2016. Both companies started operation in September 2016. Well Best International Investment Limited is the sole shareholder of both companies. The management inadvertently did not include the financial statements of Lisite Science and Baileqi Electronic in the consolidated financial statements in the form 10-Q for the three months ended September 30, 2016 filed on November 14, 2016.

Subsequent to the filing of 10-Q for the three months ended September 30, 2016, the management of the Company has concluded that we should restate our consolidated financial statements for the quarter ended September 30, 2016 due to the fact that the Company needs to incorporate the accounts of Baileqi Electronic and Lisite Science in the consolidated financial statements as both companies commenced operation in September 2016.

The effect of the restatement on specific line items in the consolidated financial stements as of and for the three months ended September 30, 2016 is set forth in the table below:

	Previously Reported	Adjustments	As Restated
ASSETS

Current Asset:
Cash	$17,630	$187,676	$205,306
Advances to suppliers	-	234,236	234,236
Account receivables	-	34,725	34,725
Inventory	40,685	332,672	373,357
Due from related parties	913,380	-	913,380
Prepaid expenses and other current assets	9,286	50,273	59,559
Total current assets	980,981	839,582	1,820,563
Total Assets	$980,981	$839,582	$1,820,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable- non-related parties	$545,212	$129,743	$674,955
- related parties	-	109,436	109,436
Advance from customers	286,292	178,805	465,097
Due to related parties	49,088	421,236	470,324
Accrued expenses and other current liabilities	71,626	9,863	81,489
Total Current Liabilities	952,218	849,083	1,801,301

Stockholders’ Equity :

Preferred stock,5,000,000 shares authorized, $.0001 par value; 5,000,000 shares issued and outstanding	500	-	500
Common stock, 195,000,000 00 shares authorized, $.0001 par value; 99,003,000 shares issued and outstanding	9,900	-	9,900

Additional paid in capital	261,610	-	261,610
Accumulated deficit	(243,082)	(9,529)	(252,611)
Accumulated other comprehensive income (loss)	(165)	28	(137)
Total stockholders’ equity	28,763	(9,501)	19,262

Total Liabilities and Stockholders’ Equity	$980,981	$839,582	$1,820,563

	Previously Reported	Adjustments	As Restated
Revenue	$844,109	$43,150	$887,259
Cost of revenue- Non-related parties	756,570	24,657	781,227
-Related parties	-	13,906	13,906
Gross profit	87,539	4,587	92,126
Selling, general and administrative expenses	41,710	13,933	55,643
Income from continuing operations before income taxes	45,829	(9,346)	36,483
Provision for income taxes	18,909	183	19,092
Net income from continuing operations	$26,920	$(9,529)	$17,391

	Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATIONS:
Net loss	$(8,179)	$(9,529)	$(17,708)
Net loss from discontinued operation	(35,099)	-	(35,099)
Net income from continuing operation	26,920	(9,529)	17,391
Changes in assets and liabilities:		-
Increases in account receivable	-	(34,826)	(34,826)
Increases in advance to suppliers	-	(234,919)	(234,919)
Increases in inventory	(40,804)	(333,642)	(374,446)
Increases in prepaid expense	(9,183)	(50,437)	(59,620)
Increases in accounts payable	546,852	239,827	786,679
Increase in advance from customers	287,127	179,325	466,452
Increase in accrued expense and other current liabilities	62,664	9,956	72,620
Net cash provided by continuing operating activities	873,576	(234,245)	639,331
Net cash provided by discontinued operating activities	-	-	-
Net cash provided by operating activities	873,576	(234,245)	639,331

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to a related party	(916,044)	-	(916,044)
Net cash used in continuing operation	(916,044)	-	(916,044)
Net cash provided by discontinued operation	-	-	-
Net cash used in investing activities	(916,044)	-	(916,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	577	422,466	423,043
Net cash provided by continuing operation	577	422,466	423,043
Net cash provided by discontinued operation	-	-	-
Net cash provided by financing activities	577	422,466	423,043
Effect of exchange rate changes on cash and cash equivalents	(237)	(545)	(782)

Net increase ( decrease ) in cash	(42,128)	187,676	145,548

Cash balance, beginning of period	59,758	-	59,758

Cash balance, end of period	$17,630	$187,676	$205,306

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

Results of Operations for the three months ended September 30, 2016 and 2015 and for the Years Ended June 30, 2016, and 2015

Net Loss

During the three months ended September 30, 2016 and 2015, net loss was $17,708 and $4,742, respectively, which included net income from continuing operation of $17,391 and $NIL, respectively. The change in net income from continuing operation is primarily the result of the commencement of operations in the PRC.The net loss from discontinued operation of Taizhou Ionix is $35,099 and $Nil, respectively. The net loss from discontinued operation of Qi system is $Nil and $4,742, respectively.

During the year ended June 30, 2016 and 2015, net loss was $44,431 and $116,282, respectively, which included net loss from continuing operation of $37,892 and $0, respectively, and net loss from discontinued operation of $6,539 and $116,282, respectively. The change in net loss is primarily the result of the commencement of operations in the PRC.

Revenue

The Company’s historical revenue has been derived from the production and sale of both standardized and specialized products, specifically 18650-2000mAh lithium ion batteries for use in lithium cell electronic bicycles, balance cars, scooters, electric vehicles, special vehicles at low speed, energy storage, and other products. In September of 2016, the Company began operations related to production of a 5 volt 2 amp, 20000mAh lithium ion battery powered portable device  (a “power bank”) offering charging time of 12-18 hours that is intended to be utilized as a power source for electronic devices such as the iphone, ipad, mp3/mp4 players, PSP gaming systems, and cameras and a module of new energy power system/ LCD screen that is manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors.

During the three months ended September 30, 2016 and 2015, revenue was $887,259 and $NIL, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries in the PRC. Total revenue during the period ended September 30, 2016 was comprised of $798,529 generated from the sale of standardized lithium ion battery cells and approximately $88,730 in revenue generated from the sale of specialized products made tailored to our customer’s needs. The revenue generated from the sale of specialized products represented approximately 10% of our total revenue for the three months ended September 30, 2016.

During the year ended June 30, 2016 and 2015, revenue was $1,970,345 and $0, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries in the PRC. Total revenue during the year ended June 30, 2016 was comprised of $1,772,845 generated from the sale of standardized lithium ion battery cells and approximately $197,500 in revenue generated from the sale of specialized products made tailored to our customer’s needs. The revenue generated from the sale of specialized products represented approximately 10% of our total revenue for the year ended June 30, 2016

Cost of Revenue
During the three months ended September 30, 2016 and 2015, the cost of revenue was $795,133 and $NIL, respectively. For the three months ended September 30, 2016, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to Jiangxi Huanming Technology Ltd (“Jiangxi Huanming”) and Baileqi Electronic, pursuant to the manufacturing agreement between Xinyu Ionix and Jiangxi Huanming and Baileqi Electronic, respectively.

During the year ended June 30, 2016 and 2015, the cost of revenue was $1,844,471 and $0, respectively. In 2016, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to Taizhou Jiunuojie Electronic Technology Ltd., pursuant to the manufacturing agreement between Taizhou Ionix and Jiunuojie.

Gross Profit
During the three months ended September 30, 2016 and 2015, gross profit was $92,126 and $NIL, respectively. Our gross profit maintained at 10% during the quarter ended September 30, 2016.

During the year ended June 30, 2016 and 2015, gross profit was $125,874 and $0, respectively. Our gross profit maintained at 6.4% during the year ended June 30, 2016.

Selling, General and Administrative Expenses
During the three months ended September 30, 2016 and 2015, selling, general and administrative expenses were $55,643 and $NIL, respectively.  In comparison, during the year ended June 30, 2016, general and administrative expenses were $147,470. Our general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees and other miscellaneous expenses. The expenses were significantly more in 2016 as we have commenced the operation in the PRC during this period.

Loss from Discontinued Operations
QI system business was terminated on November 15, 2015. Hence the Company has presented results of QI system operations as a discontinued operation in the consolidated statements of comprehensive loss.  During the three months ended September 30, 2016 and 2015, loss from discontinued operation of QI system was Nil and $4,742, respectively, all of which were general and administrative expense, mainly included consulting fees, audit and legal fees.

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

 Liquidity and Capital Resources

 Cash Flow from Operating Activities
During the three months ended September 30, 2016 and 2015, $639,331 cash was provided by operating activities compared with $(5,242) used in operating activities, respectively. There was an increase in accounts payable, advances from customers and accrued expenses and other liabilities which were partially offset by an increase in accounts receivable, advance to suppliers, inventory and prepaid expense..  In comparison, during the year ended June 30, 2016 and 2015, the Company used $970,512 cash for operating activities compared with $23,726, respectively.

During the three months ended September 30, 2016 and 2015, net cash used in discontinued operations was $NIL and $(5,242), respectively. During the year ended June 30, 2016 and 2015, net cash used in discontinued operations was $14,039 and $23,726, respectively

Cash Flow from Investing Activities
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

Cash Flow from Financing Activities
During the three months ended September 30, 2016, the Company received $423,043 in cash from financing activities, which consisted primarily of an increase in due to related party items. In comparison, during the three months ended September 30, 2015, the Company received $5,200 in cash from financing activities, which resulted from net cash provided by discontinued operations.

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

As of September 30, 2016, we have a working capital of $19,262

Our total current liabilities consist primarily of account and other payables of $1,330,977. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

As reported on Form 8-K filed with the SEC on November 8, 2016, on November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Lisite Science Technology (Shenzhen) Co., Ltd (“Lisite Science”), a limited liability company formed under the laws of China on June 20, 2016. Well Best is the sole shareholder of Lisite Science. As a result, Lisite Science is an indirect, wholly-owned subsidiary of the Company. Lisite Science acts as a manufacturing base for the Company and shall focus on developing and producing high-end intelligent electronic equipment, specifically a power bank which is a 5 volt 2 amp, 20000mAh lithium ion battery powered portable device offering charging time of 12-18 hours that is intended to be utilized as a power source for electronic devices such as the iphone, ipad, mp3/mp4 players, PSP gaming systems, and cameras.

Additionally, the Company’s Board of Directors approved and ratified the incorporation of Shenzhen Baileqi Electronic Technology Co., Ltd. (“Baileqi Electronic”), a limited liability company formed under the laws of China on August 8, 2016. Well Best is the sole shareholder of Baileqi Electronic. As a result, Baileqi Electronic is an indirect, wholly-owned subsidiary of the Company. Baileqi Electronic acts as a manufacturing base for the Company and shall focus on development and production of the LCD and module for civil electronic products. The module of new energy power system refers to an LCD screen that is manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors.

The operations of Lisite Science and Baileqi Electronic commenced in September of 2016.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and Xinyu Ionix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed with the SEC on February 21, 2017 as Exhibit 21.1 to Form 10-Q
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: March 23, 2017	By:	/s/ Doris Zhou
	Name:	Doris Zhou
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: March 23, 2017	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer (Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: March 23, 2017	By:	/s/ Doris Zhou
	Name:	Doris Zhou
	Title:	Chief (Principal) Executive Officer,
Secretary, Treasurer and Director

Date: March 23, 2017	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief (Principal) Financial Officer