Form 10-Q
period 2017-03-31
IONIX TECHNOLOGY, INC.
filed 2017-05-22
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 000-54485

IONIX TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Chengdong Industrial Park, Fenyi County, Xinyu City, Jiangxi Province, China 338000
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

As of May 16, 2017, there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of May 16, 2017, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.
FORM 10-Q
MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	June 30, 2016
ASSETS

Current Asset:
Cash	$102,500	$59,758
Inventory	1,353,079	-
Account receivables	59,579	-
Advances to suppliers	467,787	-
Prepaid expenses and other current assets	4,169	103
Current assets of discontinued operation	-	2,129,360
Total current assets	1,987,114	2,189,221
Total Assets	$1,987,114	$2,189,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable-- non-related parties	$133,459	$-
- related parties	619,471	-
Advance from customers	116,245	-
Due to related parties	1,069,989	53,510
Accrued expenses and other current liabilities	29,409	9,080
Current liabilities of discontinued operation	-	2,113,533
Total Current Liabilities	1,968,573	2,176,123

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity :

Preferred stock,5,000,000 shares authorized, $.0001 par value; 5,000,000 shares issued and outstanding	500	500
Common stock, 195,000,000 shares authorized, $.0001 par value; 99,003,000 shares issued and outstanding	9,900	9,900
Additional paid in capital	261,610	237,246
Accumulated deficit	(250,763)	(234,903)
Accumulated other comprehensive income ( loss)	(2,706)	355
Total Stockholders’ Equity	18,541	13,098

Total Liabilities and Stockholders’ Equity	$1,987,114	$2,189,221

 The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the nine months ended March 31,		For the three months ended March 31,

	2017	2016	2017	2016
		(Restated)
Revenue	$4,984,296	$-	$2,009,957	$-

Cost of revenues- Non-related parties	1,602,007	-	447,669	-
- Related parties	3,044,012	-	1,462,923	-
Total cost of revenues	4,646,019	-	1,910,592	-

Gross profit	338,277	-	99,365	-
Expenses:
Selling, general and administrative	292,146	15,712	80,997	15,712

Total operating expenses	292,146	15,712	80,997	15,712

Income (loss) from continuing operations before income tax	46,131	(15,712)	18,368	(15,712)

Income tax	26,892	-	2,314	-

Income( loss) from continuing operations	19,239	(15,712)	16,054	(15,712)

Income (loss) from discontinued operations	(35,099)	6,758	-	17,297
Net income (loss)	(15,860)	(8,954)	16,054	1,585

Other comprehensive income ( loss)
Foreign currency translation adjustment	(3,061)	243	(5,079)	243

Comprehensive income (loss)	$(18,921)	$(8,711)	$10,975	$1,828

Income/ loss Per Share -
Basic and Diluted-continuing operation	$-	$-	$-	$-
-discontinued operation	$-	$-	$-	$-
Weighted average number of common shares outstanding- Basic and Diluted	99,003,000	99,003,000	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATIONS:
Net loss	$(15,860)	$(8,954)
Net income ( loss) from discontinued operation	(35,099)	6,758
Net income ( loss) from continuing operation	19,239	(15,712)
Adjustments required to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increases in advance to suppliers	(477,872)	-
Increases in accounts receivable	(60,863)	-
Increases in inventory	(1,382,249)	-
Increases in prepaid expense	(4,066)	-
Increases in accounts payable	769,163	-
Increase in advance from customers	118,749	-
Increase in accrued expense	20,873	3,939

Net cash used in continuing operation	(997,026)	(11,773)
Net cash used in discontinued operation	-	(18,282)
Net cash used in operating activities	(997,026)	(30,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	1,037,060	46,899
Issuance of preferred shares	-	50,000
Net cash provided by continuing operation	1,037,060	96,899
Net cash provided by discontinued operation	-	13,983
Net cash provided by financing activities	1,037,060	110,882

Effect of exchange rate changes on cash	2,708	243

Net increase in cash	42,742	81,070

Cash, beginning of period	59,758	691

Cash, end of period	$102,500	$81,761

Supplemental disclosure of cash flow information:
Cash paid for income tax	$28,000	$-
Cash paid for interest	-	-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS

Ionix Technology, Inc. (the “Company” or “Ionix”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries in China, the Company develops, designs, manufactures and sells lithium batteries for electric vehicles in China. Ionix also sells the High-end intelligent electronic equipment, which includes portable power packs for electronic devices and LCD screens in China. In September 2016, we commenced our business and started to generate revenue from the sale of the power banks and LCD screens in the PRC.

On May 19, 2016, the Company, as the sole member of Well Best International Investment Limited (“Well Best”), formed Xinyu Ionix Technology Company Limited (“Xinyu Ionix”), a company formed under the laws of China. As a result, Xinyu Ionix is a wholly-owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Xinyu Ionix started operation in August 2016 and will focus on developing and designing lithium batteries as well as to act as an investment company that may acquire other businesses located in China.

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

NOTE 2 –GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $250,763 as of March 31, 2017 and has not generated cash flow from its operations for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the periods ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending June 30, 2017 or for any subsequent periods. The balance sheet at June 30, 2016 has been derived from the audited financial statements at that date.

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of comprehensive income (loss).

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2017	March 31, 2016

Balance sheet items, except for equity accounts	6.8993	6.4493

Items in statements of comprehensive income (loss) and cash flows	6.7537	6.5398

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

The Company has no financial instruments measured at fair value on a recurring basis.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issues by the Financial Accounting Standards Board or other standard bodies that may have an impact on the Company’s accounting and reporting. The Company believes that any recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

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

The following table shows the results of operations for fiscal quarters ended March 31, 2017 and 2016 which are included in the loss from discontinued operations for the termination of QI System:

	For the nine months ended March 31,		For the three months ended March 31,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Selling, general and administrative expenses	-	10,539	-	-
Loss before income taxes	-	(10,539)	-	-
Provision for income taxes	-	-	-	-
Net loss	$-	$(10,539)	$-	$-

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

The following table shows the results of operations for the nine months ended March 31, 2017 and 2016 which are included in the loss from discontinued operations for the disposal of Taizhou Ionix:

	For the period from July 1 to August 19, 2016		For the nine months ended March 31,2016
Revenue		$502,003	$281,550
Cost of revenue		(505,401)	(253,121)
Gross profit (Loss)		(3,389)	28,429
Selling, general and administrative expenses		31,701	5,366
Income (Loss) before income taxes		(35,099)	23,063
Provision for income taxes		-	5,766
Net Income (Loss)	$	(35,099)	$17,297

NOTE 5-INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following:

	March 31,
	2017	2016

Raw materials	$1,206,496	$-
Finished goods	146,583	-
	$1,353,079	$-

NOTE 6 -DUE FROM/TO RELATED PARTIES

Manufacture – related party

On September 1, 2016, Baileqi entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi. The owner of Shenzhen Baileqi S&T is also a shareholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of March 31, 2017.  Baileqi made payments to Shenzhen Baileqi S&T for manufacturing cost. The manufacturing costs incurred with Shenzhen Baileqi S&T was $158,180 for the nine months ended March 31, 2017 and was included in cost of revenue.

Purchase from related party

During the nine months ended March 31, 2017, the Company purchased $2,668,927 and $265,517 from two related companies which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of March 31, 2017. The amount of $2,620,315 and $265,517 were included in the cost of revenue.  The balance payable to these two related parties were $577,741 and $41,730 respectively as of March 31, 2017.

Due to related parties

Due to related parties represents certain advances to the company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	March 31, 2017	June 30, 2016
Ben Wong	$108,384	$53,510
Changyong Yang	898,546	-
Xin Sui	6,992	-
Zhengfu Nan	56,067	-
	$1,069,989	$53,510

During the year ended June 30, 2016, Ben Wong, the controlling shareholder of Shinning Glory which holds majority shares in Ionix Technology, Inc., advanced $15,770 to the Company, $37,740 to Well best.

During the nine months ended March 31, 2017, Ben Wong advanced $54,874 to Well Best. Changyong Yang, a shareholder of the Company, advanced $898,546 to Lisite Science.  Xin Sui, a member of the board of directors of Welly Surplus, advanced $6,992 to Welly Surplus.

During the three months ended September 30, 2016, Xinyu Ionix advanced approximately $913,000 to Mr. Zhengfu Nan, a director and a general manager of Xinyu Ionix, to make payments to suppliers of Xinyu Ionix on behalf of Xinyu Ionix.  There was no formal agreement between the Company and Mr. Nan. The amounts are non-interest bearing, unsecured and due on demand. During the nine months ended March 31, 2017, Mr. Nan made payments to suppliers of Xinyu Ionix for approximately $913,000 for settlement of account payable on behalf of Xinyu Ionix and advanced $56,067 to Xinyu Ionix.

NOTE 7– CONCENTRATION OF RISKS

Major customers

For the nine months ended March 31, 2017, customers who accounted for 10% or more of the Company’s revenues and its outstanding balance as of March 31, 2017 are presented as follows:

	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$2,653,960	53%	$59,571	100%
Customer B	683,472	14%	-	-%
Total	$3,337,432	67%	$59,571	100%

All customers are located in the PRC.

Major suppliers

For the nine months ended March 31, 2017, the supplier who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance as of March 31, 2017 is presented as follows:

	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A	$2,668,927	41%	$577,741	77%
Total	$2,668,927	41%	$577,741	77%

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

The Company has shown losses since inception.  As a result it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2011 to 2014 were still exposed to audit as of March 31, 2017.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of March 31, 2017.

Hong Kong

The Well Best is registered in Hong Kong and for the nine months ended March 31, 2017, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

Taizhou Ionix is operating in the PRC and is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	For the nine months ended March 31
	2017	2016

U.S. Statutory rate	$(3,137)	$(9,188)
Tax rate difference between China and U.S.	10,209	-
Change in Valuation Allowance	19,820	9,188
Effective tax rate	$26,892	$-

The provisions for income taxes are summarized as follows:	For the nine months ended March 31,
	2017	2016
Current	$26,892	$-
Deferred	-	-
Total	$26,892	$-

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

NOTE 10– RESTATEMENT

The management of the Company has concluded that we should restate our financial statements for the nine months ended March 31, 2016 due to the restatement of the year ended on June 30, 2015.

The effect of the restatement on specific line items in the financial statements for the nine months ended March 31, 2016 is set forth in the table below:

	Consolidated Statement of Comprehensive Loss
	for the nine months ended March 31, 2016
	Previously
	Reported	Adjustments	As Adjusted

Operating expenses	$(119,071)	$129,610	$10,539
Income (loss) before income tax	$119,071	$(129,610)	$(10,539)
Net income (loss)	$119,071	$(129,610)	$(10,539)

NOTE 11- SUBSEQUENT EVENTS

On April 7, 2017, Ben William Wong (“Wong”) and Yubao Liu, an individual (“Liu”) entered into a Stock Purchase Agreement (the “Agreement”) whereby Wong agreed to sell and Liu agreed to purchase 5,000,000 shares of the Company’s restricted preferred stock, representing 100% of the total issued and outstanding preferred stock (“Company Preferred Stock”). In consideration for the Company Preferred Stock, Liu agreed to pay to Wong a total of 5,000,000 Chinese Yuan on or before April 30, 2017. The Agreement closed on April 20, 2017 (the “Closing”)

Additionally, on April 5, 2017, Liu and Shining Glory Investments Limited, a British Virgin Islands company (“Shining Glory”), of which Wong is the sole officer and director, entered into a purchase agreement whereby Liu acquired 1 ordinary common stock share (the “Shining Glory Share”) representing approximately 100% of Shining Glory’s outstanding shares of common stock.  In consideration for the Shining Glory Share, Liu paid to Wong a total of $1 USD and Wong resigned as a Director of Shining Glory. Concurrently, Liu was appointed as the sole director of Shining Glory. The agreement between Shining Glory and Liu closed on April 20, 2017.

Shining Glory is the beneficial owner of 29,846,000 shares of restricted common stock (“Company Common Stock”) of Ionix Technology, Inc. (the “Company”), representing 30.147% of the Company’s total issued and outstanding common stock, and at Closing Liu became the beneficial owner of 5,000,000 shares of the Company’s Preferred Stock, representing 100% of the total issued and outstanding preferred stock. As the holder of the Company Preferred Stock, Liu has the right to 100 votes for each share of Company Preferred Stock.  Combining the votes associated with the Company Common Stock with those associated with the Company Preferred Stock means that Liu has over 50% voting control of the Company.

The foregoing description is qualified by reference to the complete terms of the agreements, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2017, and incorporated herein by reference.

On April 30, 2017, Well Best International Investment Limited (“Well Best”), a wholly-owned subsidiary of the Company, transferred all of its rights, title and interest to all 100% of the issued and outstanding common stock of Xinyu Ionix Technology Company Limited (“Xinyu Ionix”) to Zhengfu Nan for Chinese Yuan ¥ 100($14.49 USD) pursuant to a Share Transfer Agreement dated April 30, 2017 (the “Agreement”). Pursuant to the Agreement the consideration shall be paid to Well Best within 15 working days after execution of the Agreement. Following the execution of the Agreement, Mr. Nan owns 100% of Xinyu Ionix and assumes all liabilities of Xinyu Ionix.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended June 30, 2016, filed with the Commission on March 17, 2017.

Results of Operations for the three and nine months ended March 31, 2017 and 2016

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

During the three months ended March 31, 2017 and 2016, revenue was $2,009,957 and $0, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries, the power banks and LCD screens in the PRC. Total revenue during the three month period ended March 31, 2017, was comprised of $1,808,957 generated from the sale of standardized lithium ion battery cells and approximately $201,000 in revenue generated from the sale of specialized products made tailored to our customer’s needs. The revenue generated from the sale of specialized products represented approximately 10% of our total revenue for the three months ended March 31, 2017.

During the nine months ended March 31, 2017 and 2016, revenue was $4,984,296 and $0, respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of lithium batteries, the power banks and LCD screens in the PRC. Total revenue during the nine month period ended March 31, 2017, was comprised of $4,486,296 generated from the sale of standardized lithium ion battery cells and approximately $498,000 in revenue generated from the sale of specialized products made tailored to our customer’s needs. The revenue generated from the sale of specialized products represented approximately 10% of our total revenue for the nine months ended March 31, 2017.

Cost of Revenue
During the three months ended March 31, 2017 and 2016, the cost of revenue was $447,669 and $0, respectively from non-related parties, and $1,462,923 and $0, respectively from related parties. For the three months ended March 31, 2017, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories.

During the nine months ended March 31, 2017 and 2016, the cost of revenue was $1,602,007 and $0, respectively from non-related parties, and $3,044,012 and $0, respectively from related parties. For the nine months ended March 31, 2017, the cost of revenue included the cost of raw materials and the sub- contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories.

Gross Profit
During the three months ended March 31, 2017 and 2016, gross profit was $99,365 and $0, respectively. Our gross profit margin maintained at 5% during the quarter ended March 31, 2017.

During the nine months ended March 31, 2017 and 2016, gross profit was $338,277 and $0, respectively. Our gross profit margin maintained at 7% during the nine months ended March 31, 2017.

Selling, General and Administrative Expenses
During the three months ended March 31, 2017 and 2016, selling, general and administrative expenses were $80,997and $15,712, respectively. During the nine months ended March 31, 2017 and 2016, selling, general and administrative expenses were $292,146 and $15,712, respectively. Our selling, general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees and other miscellaneous expenses. The expenses were significantly more in 2017 as we have commenced and expanded our operations in the PRC during this period.

Net Income (loss)

During the three months ended March 31, 2017 and 2016, net income was $16,054 and $1,585, respectively, which included net income (loss) from continuing operation of $16,054 and $(15,712), and net income from discontinued operation of $0 and $17,297, respectively. The change in net income (loss) from continuing operation is primarily the result of the commencement of operations in the PRC.

During the nine months ended March 31, 2017 and 2016, net loss was $15,860 and $8,954, respectively, which included net income (loss) from continuing operation of $19,239 and $(15,712), and net income (loss) from discontinued operation of $(35,099) and $6,758, respectively. The change in net income (loss) from continuing operation is primarily the result of the commencement of operations in the PRC.

Loss from Discontinued Operations
QI system business was terminated on November 15, 2015 and Taizhou Ionix was sold on August 19, 2016. Hence the Company has presented results of QI system operations and Taizhou Ionix as a discontinued operation in the consolidated statements of comprehensive income (loss) as discussed in Note 4 to the Notes to Consolidated Financial Statements.  During the three months ended March 31, 2017 and 2016, income from discontinued operations was $0 and $17,297, respectively. During the nine months ended March 31, 2017 and 2016, income (loss) from discontinued operations was $(35,099) and $6,758, respectively, all of which were loss from discontinued operation of Taizhou Ionix for the nine months ended March 31, 2017 while all of which were the general and administrative expense, mainly included consulting fees, audit and legal fees for the nine months ended March 31, 2016.

During the nine months ended March 31, 2017, and specifically on August 19, 2016, Well Best entered into a share transfer agreement whereby Well Best sold 100% of its equity interest in Taizhou Ionix Technology Co. Ltd. (“Taizhou Ionix”) to Mr. GuoEn Li, the sole director and officer of Taizhou Ionix for approximately RMB 30,000 (approximately $5,000USD). During the nine months ended March 31, 2017, loss from discontinued operation of Taizhou Ionix was $35,099.

 Liquidity and Capital Resources

 Cash Flow from Operating Activities
During the nine months ended March 31, 2017 and 2016, $997,026 cash was used in continuing operating activities compared with $11,773, respectively. There was an increase in inventory and advance to suppliers which were partially offset by an increase in account payable and advance from customers.

During the nine months ended March 31, 2017 and 2016, net cash used in discontinued operations was $0 and $18,282, respectively.

Cash Flow from Financing Activities
During the nine months ended March 31, 2017, the Company received $1,037,060 in cash from financing activities, which consisted of proceeds from related parties loans. In comparison, during the nine months ended March 31, 2016, the Company received $110,882 in cash from financing activities, which consisted of $46,899 in proceeds from related parties loans and $50,000 from the issuance of preferred shares.

As of March 31, 2017, we have a working capital of $18,541.

Our total current liabilities as of March 31, 2017 is $1,968,573, which consist primarily of account payables of $752,930, advance from customers of $116,245 and due to related parties of $1,069,989. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to professional fees and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

On April 30, 2017, Well Best International Investment Limited (“Well Best”), a wholly-owned subsidiary of the Company, transferred all of its rights, title and interest to all 100% of the issued and outstanding common stock of Xinyu Ionix Technology Company Limited (“Xinyu Ionix”) to Zhengfu Nan for Chinese Yuan ¥ 100($14.49 USD) pursuant to a Share Transfer Agreement dated April 30, 2017 (the “Agreement”). Pursuant to the Agreement the consideration shall be paid to Well Best within 15 working days after execution of the Agreement. Following the execution of the Agreement, Mr. Nan owns 100% of Xinyu Ionix and assumes all liabilities of Xinyu Ionix.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: May 22, 2017	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: May 22, 2017	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 22, 2017	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief (Principal) Executive Officer, Secretary, Treasurer and Sole Director

Date: May 22, 2017	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief (Principal) Financial Officer