Form 10-K
period 2017-06-30
IONIX TECHNOLOGY, INC.
filed 2017-10-13
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Amendment No.__

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 000-54485

IONIX TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4F, Tea Tree B Building, Guwu Sanwei Industrial Park, Xixiang Street, Baoan District, Shenzhen,
Guangdong Province, China 518000
(Address of principal executive offices) (Zip Code)

Chengdong Industrial Park, Fenyi County, Xinyu City, Jiangxi Province, China 338000
(Former Address)

+86-138 8954 0873
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $273,270,800 based upon the price ($4.40) at which the common stock was last sold as of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of October 11, 2017, there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of October 11, 2017, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

Documents Incorporated By Reference:  None

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

On February 17, 2016, the Board ratified, approved, and authorized the Company’s acquisition of a wholly-owned subsidiary, Well Best International Investment Limited, a limited liability company formed under the laws of Hong Kong Special Administrative Region (“Well Best”)on September 14, 2015. Well Best was acquired by Qingchun Yang, its current director, on November 10, 2015.  One hundred percent interest in Well Best was transferred to Ionix Technology on February 15, 2016.Well Best’s purpose is to (i) act as an investment holding company and hold the assets of Taizhou Ionix Technology Company Limited (as explained below), and (ii) pursue new business ventures conducted in the Asia Pacific region excluding China.  Well Best has had no activities since inception.

On August 19, 2016, the Board ratified, approved, and authorized the Company, as the sole member of Well Best, on the formation of XinyuIonix Technology Company Limited (“XinyuIonix”), a company formed under the laws of China on May 19, 2016. As a result XinyuIonix is a wholly-owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Between May 19, 2016 and the date the Board ratified the incorporation, XinyuIonix conducted no business. XinyuIonix will focus on developing and designing lithium batteries as well as to act as an investment company that may acquire other businesses located in China.

On August 19, 2016, XinyuIonix, the Company’s indirect, wholly-owned subsidiary, entered into a manufacturing agreement with Jiangxi Huanming Technology Limited Company (“Jiangxi”) whereby Jiangxi would manufacture and produce lithium batteries for Xinyu on an as-needed basis, pursuant to XinyuIonix’s instructions and specifications, for 0.9 Renminbi (approximately $0.14 USD) per unit (the “Jiangxi Agreement”). The Jiangxi Agreement was filed as exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on August 24, 2016.

On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Lisite Science Technology (Shenzhen) Co., Ltd (“Lisite Science”), a limited liability company formed under the laws of China on June 20, 2016. Well Best is the sole shareholder of Lisite Science. As a result, Lisite Science is an indirect, wholly-owned subsidiary of the Company. Lisite Science acts as a manufacturing base for the Company and shall focus on developing and producing high-end intelligent electronic equipment, specifically a power bank which is a 5 volt 2 amp, 20000mAh lithium ion battery powered portable device offering charging time of 12-18 hours that is intended to be utilized as a power source for electronic devices such as the iphone, ipad, mp3/mp4 players, PSP gaming systems, and cameras. Lisite Science commenced operations in September of 2016.

On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Shenzhen Baileqi Electronic Technology Co., Ltd. (“Baileqi Electronic”), a limited liability company formed under the laws of China on August 8, 2016. Well Best is the sole shareholder of Baileqi Electronic. As a result, Baileqi Electronic is an indirect, wholly-owned subsidiary of the Company. Baileqi Electronic acts as a manufacturing base for the Company and shall focus on development and production of the LCD and module for civil electronic products. The module of new energy power system refers to an LCD screen that is manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors. Baileqi Electronics commenced operations in September of 2016.On September 1, 2016, Baileqi Electronics entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi Electronics.

On December 29, 2016, the Company’s Board of Directors approved and ratified the acquisition of 99.9% of the issued and outstanding stock of Welly Surplus International Limited, a limited company formed under the laws of Hong Kong on January 18, 2016, in exchange for 99,999 HK dollars (the “Acquisition”). As a result of the Acquisition, the Company became the majority shareholder of Welly Surplus, owning 99.99% of the issued and outstanding stock of Welly Surplus, and Welly Surplus is now a majority owned subsidiary of the Company. As the closing of the Acquisition, Ms. Zhou was appointed as a member of the board of directors of Welly Surplus. Welly Surplus will act as the accounting and financial base for the Company and shall focus on assisting the Company with all of the Company’s financial affairs. Welly surplus had no activities since inception.

On April 7, 2017, Ben William Wong (“Wong”) and Yubao Liu, an individual (“Liu”) entered into a Stock Purchase Agreement (the “Agreement”) whereby Wong agreed to sell and Liu agreed to purchase 5,000,000 shares of the Company’s restricted preferred stock, representing 100% of the total issued and outstanding preferred stock (“Company Preferred Stock”). In consideration for the Company Preferred Stock, Liu agreed to pay to Wong a total of 5,000,000 RMB on or before April 30, 2017. The Agreement closed on April 20, 2017 (the “Closing”). Additionally, on April 5, 2017, Liu and Shining Glory Investments Limited, a British Virgin Islands company (“Shining Glory”), of which Wong is the sole officer and director, entered into a purchase agreement whereby Liu acquired 1 ordinary common stock share (the “Shining Glory Share”) representing approximately 100% of Shining Glory’s outstanding shares of common stock.  In consideration for the Shining Glory Share, Liu paid to Wong a total of $1 USD and Wong resigned as a Director of Shining Glory. Concurrently, Liu was appointed as the sole director of Shining Glory. The agreement between Shining Glory and Liu closed on April 20, 2017.

On April 30, 2017, Well Best International Investment Limited (“Well Best”), a wholly-owned subsidiary of the Company, transferred all of its rights, title and interest to all 100% of the issued and outstanding common stock of XinyuIonix Technology Company Limited (“XinyuIonix”) to Zhengfu Nan for  RMB 100($14.49 USD) pursuant to a Share Transfer Agreement dated April 30, 2017 (the “Agreement”). Pursuant to the Agreement the consideration shall be paid to Well Best within 15 working days after execution of the Agreement. Following the execution of the Agreement, Mr. Nan owns 100% of XinyuIonix and assumes all liabilities of XinyuIonix. As a result XinyuIonix is no longer a wholly-owned subsidiary of Well Best or an indirect wholly-owned subsidiary of the Company.

Prior Operations and Agreements

Taizhou Ionix
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

On August 19, 2016, Well Best, a wholly-owned subsidiary of the Company entered into a share transfer agreement (the “Share Transfer Agreement”) whereby Well Best sold 100% of its equity interest in Taizhou Ionix, to Mr. GuoEn Li, the sole director and officer of Taizhou for approximately RMB 30,000  ($5,000USD)(the “Sale”). Well Best was the sole shareholder of Taizhou. The Board approved and authorized the Sale, and instructed Well Best to enter into and execute the Share Transfer Agreement due to the fact that the Company believed that Taizhou’s manufacturing contract with Taizhou Jiunuojie Electronic Technology Limited to produce lithium batteries was not beneficial to the Company. As a result of the Sale, (i) Taizhou is no longer an indirect, wholly-owned subsidiary of the Company, and (ii) Mr. Li is no longer affiliated with the Company. The Share Transfer Agreement was filed as exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on August 24, 2016. Well Best recorded a loss of $18,890 on disposal of Taizhou Ionix which was included in the loss from disposal of discontinued operations on statements of comprehensive income (loss).

Business Summary

Since January 2016, the Company has shifted its focus to becoming an aggregator of energy cooperatives to achieve optimum price and efficiency in creating and producing technology and products that emphasize long life, high output, high energy density, and high reliability. By and through its wholly owned subsidiary, Well Best and the indirect subsidiaries, Baileqi Electronics, Lisite Science, and Welly Surplus, the Company has commenced its operation of high-end intelligent electronic equipment, such as portable power banks and LCD monitors in China.

The Company believes that owning and operating its own manufacturing plant would be too costly. Also by outsourcing manufacturing, the Company can devote its resources to research and development, design, and marketing of electronic control technologies, automotive battery technologies, and material and component technologies, including lithium-ion battery products for use in electric cars.

The Company, Well Best, Welly Surplus, Baileqi Electronics, and Lisite Science are actively seeking additional new prospects for technology enhancements, design, manufacturing and production of the Company’s operation of high-end intelligent electronic equipment, such as portable power banks and LCD products and future product development.

Products

Civil Electronics-

With the high-speed development in the new energy industry, the high-tech and relevant key accessories are today still playing an essential role in the energy industry chain. LCD displays are widely used in the end products of the new energy industry.

Since late 2016, the Company has expanded its focus to development and production of the LCD and module for civil electronic products and portable power packs. By and through its wholly owned subsidiary, Well Best and the indirect wholly owned subsidiary, Baileqi Electronics, the Company has commenced its operations in China. Baileqi is working on an upgrade to traditional LCD screens with display modules that use the crystal method (“TCM”) and control muddle system integration for professional manufacturing. Today, TCM is widely used in many areas, including electronic operation data displays for renewable energy vehicles, BMS information feedback, HD projectors, communication equipment, and particularly in intelligent robots.

The LCD screens are manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors.

The Company is also manufacturing “new energy power systems” or  power banks a through the Company’s indirect wholly-owned subsidiaries. The power banks range in size and capacity and are  lithium ion battery powered,  portable devices offering charging time of 12-18 hours that is intended to be utilized as a power source for electronic devices such as the iphone, ipad, mp3/mp4 players, PSP gaming systems, and cameras.  The module of new energy power system refers to an LCD screen that is manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors.

BAILEQI PRODUCTS
Module No： Y50029N00T
Size: 5.0”
Resolution:  800(H)*3(RGB)*480(V) TFT LCD
LCD Active Area: 108.00*64.80mm
Quline Dimensions: 120.70(H) x 75.80(V) x 4.25(T)
Interface Type: 24 BIT RGB Interface
Display Colors: 16.7M
Brightness:    300 cd/mm
Viewing Direction:  12 O’CLOCK

Module No:Y43001N04N
Size:4.3”
Resolution:480RGB×272
LCD Active Area:95.04(H)×53.86(V)
Qutline Dimensions: 105.4(H)×  67.10(V)×2.95(D)
Interface  Type: RGB 24 BIT
Display Colors:16.7M
Brightness:480cd/mm(7S)
Viewing Direction:12 O’CLOCK

Module No:Y10108M00N
Size:10.1”
Resolution:1280RGB×800
LCD Active Area:216.96(H)×135.60(V)
Qutline Dimensions: 229.46(H)× 149.10(V)×3.00(D)
Interface  Type: LVDS
Display Colors:16.7M
Brightness:300cd/mm(3S-13P)
Viewing Direction:6 O’CLOCK

LISITE SCIENCE PRODUCTS
K20000 Capacity: 20000mah capacity Size: 167.2*85*23.5mm Type: 18650 2500mah*8 Input: MICRO 5/2A Output: USB 5/2A Color: White Materials: ABS+PC
QC01 Capacity：10000mah Size：102x61x21.5mm Type：LG18650 3350mah*3 Input：MICRO 9/1.8A 5/2A Output：USB 9V/1.8A 5/2A Color: Orange and Black Materials: Aluminum Alloy +PC Weight：350g

T3 Capacity：10000mah Size：100x62x21.5mm Type：805573 Input：MICRO 5/2A Output：USB 5/2A Color: White Materials: ABS + PC Weight: 195g
T100CY Capacity：10000mah Size：139 * 59.8 * 23.4mm Type：18650 2000mah*5 Input：MICRO 5/2A Output：USB 5/2A Color: White Materials：ABS+PC Weight：274.8g

Lithium Ion Battery-

The Company’s products include 18650-2000mAh lithium ion batteries for use in lithium cell electronic bicycles, balance cars, scooters, electric vehicles, special vehicles at low speed, energy storage, and other products. The 18650 -200mAh battery cell is a commodity format cell based on standardized specifications for product dimensions, however, the Company is able to and provides custom solutions based on the needs of customers regarding capacity and performance. During the year ended June 30, 2017, the Company decided to focus its energies on the civil electronics portion of its business.

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

_________________________________

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

Distribution Methods of Products

The Company’s products are currently directly shipped from the manufacturers to the distributors and retailers. Marketing and sales departments were established in through the Company’s indirect subsidiaries during the year ended June 30, 2017 to cope with the growth of the Company. We explore potential customer bases using internal resources. Currently, we do not have any long term contracts with our customers and will manufacture according to the purchase orders received. In the future, we will continue to seek additional channels of distribution for our products to include wholesale stores and mass retailers. The Company plans to focus primarily on distributing its products regionally, starting in Greater China, and will then seek to expand its distribution channels across the U.S. and internationally.

Manufacturing

The Company outsources the manufacturing and packaging of our products to a third party located in China on an order-by-order basis. Baileqi Electronics entered into a manufacturing contract with Shenzhen Baileqi S&T to manufacture products for Baileqi Electronics.

The Company and Lisite Science are actively seeking new prospects for the manufacturing and production of the Company’s products. Further, when we do identify and engage a manufacturer we expect that that manufacturer would not work exclusively for the Company and may be limited in their ability to meet our production needs, however, we are considering this a top priority while trying to identify prospects.

Suppliers of Materials

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

The Company, Baileqi Electronics, and Lisite Science acquire materials from the following list of principal suppliers, dependent on availability and price points:

lithium manganate（Li-Mn)*	lithium nickel manganese cobalt（Li-NiCoMn）*
Anhui Aland New Energy Materials Co. ,Ltd.	Xinxiang Zhongtian Luminous Materials Co., Ltd.
Guangzhou Guanggang New Energy Technology Co., Ltd.	Xinxiang Jinrun Science and Technology Co., Ltd.
Zhejiang New Era Haichuang Lithium Battery Technology Co., Ltd.	Jiaozuo Banlv Na-No Material Engineering Company Limited
Long Power Systems (Suzhou) Co., Ltd.

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

Employees of the Company

The Company has no significant employees other than our officers and directors. As of June 30, 2017, the Company has no employees, however, our indirect subsidiary Baileqi has fifteen employees and Lisite Science has three employees. We intend to increase the size of our management team and hire additional employees in the future to manage the continued growth of our company and to increase our sales force and marketing efforts.

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

Our mailing address in the US is that of our registered agent, at 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas, NV 89169. Our principal office in China consists of 2,298 square feet (701 square meters) of office and warehouse space located at 4F, Tea Tree B Building, Guwu Sanwei Industrial Park, Xixiang Street, Baoan District, Shenzhen, Guangdong Province, China 518000.  This office is leased by Baileqi, our indirect subsidiary, for $2,510 (16,824RMB) per month. This lease expires on September 30, 2018. We believe that this space is adequate for our current and immediately foreseeable operating needs.

We previously maintained an office at Chengdong Industrial Park in Fenyi County, Jiangxi Province,China, however, on April 30, 2017, Well Best our wholly-owned subsidiary transferred all of its rights, title and interest to XinyuIonix. As such the Company no longer responsible for the lease at Chengdong Industrial Park

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

Fiscal Quarter	High	Low
First Quarter (Jul. 1, 2015 – Sept. 30, 2015)	$0.55	$0.25
Second Quarter (Oct. 1, 2015 – Dec. 31, 2015)	$0.55	$0.55
Third Quarter (Jan. 1, 2016 – Mar. 31, 2016)	$6.00	$0.10
Fourth Quarter (Apr. 1, 2016 – Jun. 30, 2016)	$5.00	$5.00

First Quarter (Jul. 1, 2016 – Sept. 30, 2016)	$5.00	$3.60
Second Quarter (Oct. 1, 2016 – Dec. 31, 2016)	$4.40	$3.60
Third Quarter (Jan. 1, 2017 – Mar. 31, 2017)	$4.40	$4.00
Fourth Quarter (Apr. 1, 2017– Jun. 30, 2017)	$4.40	$2.00

Record Holders

As of June 30, 2017, the approximate number of registered holders of our common stock was 94. As of June 30, 2017, there were 99,003,000 shares of common stock issued and outstanding and there were 5,000,000 shares of preferred stock issued and outstanding. There were no shares of common stock subject to outstanding warrants, and there were no shares of common stock subject to outstanding stock options.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6	Selected Financial Data

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

Results of Operations for the Years Ended June 30, 2017 and 2016

Revenue
During the year ended June 30, 2017 and 2016, revenue was $6,816,908 and zero respectively. The difference can be attributed to the commencement of our business and generating revenue from the sale of portable power banks and LCD screens in the PRC.

 In comparison, total revenue during the year ended June 30, 2016 was zero because the results of operations of Taizhou Ionix for the years ended June 30, 2017 and 2016 are included in the income from discontinued operations.

Cost of Revenue
During the year ended June 30, 2017, cost of revenue was $2,720,295 for non-related parties, and $3,762,550 for related parties. In the year ended June 30, 2017, cost of revenue included the cost of raw materials and finished products purchased and the sub- contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories.

Cost of revenue was zero for the year ended June 30, 2016, because the results of operations of Taizhou Ionix for the years ended June 30, 2017 and 2016 are included in the income from discontinued operations.

Gross Profit
During the years ended June 30, 2017 and 2016, gross profit was $334,063 and zero, respectively. Our gross profit margin maintained at 5% during the year ended June 30, 2017.

Selling, General and Administrative Expenses
During the years ended June 30, 2017, and 2016, general and administrative expenses were $312,792, and $53,364, respectively. Our general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses. The expenses were significantly more in 2017 as we have expanded the operation in the PRC during this period and the operating expenses from Taizhou Ionix and Xinyu Ionix were included in the income from discontinued operation.

Income (Loss) from Discontinued Operations
QI system business was terminated on November 15, 2015. The Company disposed of the ownership in Taizhou Ionix and Xinyu Ionix in August 2016 and April 2017 respectively.

Hence the Company has presented results of QI system, Taizhou Ionix and Xinyu Ionix operations as the discontinued operations in the consolidated statements of comprehensive income (loss).

During the years ended June 30, 2017 and 2016, income from discontinued operation was $39,847 and $8,933, respectively, all of which were revenue offset by cost of revenue and general and administrative expenses.

Net Income (Loss)
During the years ended June 30, 2017 and 2016, net income (loss) was $51,462 and $(44,431), respectively, which included net income (loss) from continuing operation of $61,620 and $(53,364), respectively, and net income (loss) from discontinued operation of $(10,158) and $8,933, respectively. The difference can be attributed to the commencement of our business in the field of portable power banks and LCD screens and generating revenue from the sale of portable power banks and LCD screens in the PRC during the year ended June 30, 2017.

 Liquidity and Capital Resources

 Cash Flow from Operating Activities
During the years ended June 30, 2017 and 2016, the Company received cash of $445 from operating activities compared with cash used in operating activities of $985,191, respectively. The change was mainly due to an increase in net income from continuing operation and an increase in accounts payable which were partially offset by an increase in accounts receivables.

Cash Flow from Investing Activities
During the years ended June 30, 2017 and 2016, the Company used $144,191 and $NIL in cash for investing activities, respectively. The Company’s subsidiary, Baileqi Electronic, made short-term advance to a third party for $149,191, which was repaid in full in September 2017.  The advance was non-interest bearing and due on demand.

Cash Flow from Financing Activities
During the year ended June 30, 2017, the Company received $271,936 in cash from financing activities, which was all due to proceeds received from related party loans. In comparison, during the year ended June 30, 2016, the Company received $1,044,949 in cash from financing activities, including proceeds from related party loans of $53,510 and cash collected from issuance of preferred shares of $50,000.

As of June 30, 2017, we have a working capital of $62,054.

Our total current liabilities for the year ended June 30, 2017 was $747,158 and consists primarily of accounts and other payables of $351,083 and amount due to related parties of $323,599. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that $NIL and $71,318 allowance for doubtful accounts is required as of June 30, 2017 and 2016 respectively. The $71,318 allowance for doubtful accounts was included in the current assets from discontinued operations.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	2016	2017
Balance sheet items, except for equity accounts	6.6312	6.7744
Items in statements of income and cash flows	6.3120	6.7028

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. In April 2015, the FASB proposed a one-year delay in the effective date and companies will be allowed to early adopt as of the original effective date.  Accordingly, this guidance will be effective for the Company beginning the first quarter of fiscal year 2018.  The Company plans to adopt the new revenue guidance in the fiscal year of 2018 and is currently in the process of evaluating the impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and include specific guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective beginning the first quarter of fiscal year 2018. Early adoption of the amendments is permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented.  The Company will adopt the amendments in the fiscal year of 2018.  No significant impacts on the consolidated financial statements from the amendments were expected.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments will be effective beginning the first quarter of fiscal year 2018. Early adoption of the amendments is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company plans to adopt the amendments in the first quarter of fiscal year 2018. Since then, the changes in restricted cash in the consolidated cash flow are no longer presented within investing activities and will be retrospectively included in the changes of cash, cash equivalents and restricted cash as required.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments will be effective beginning the first quarter of fiscal year 2018.  Early application is permitted. The amendments should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, which eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount. The amendments will be effective beginning the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied on a prospective basis. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Derecognition and Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify the scope of guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The amendments will be effective beginning the first quarter of fiscal year 2018. Early adoption is permitted but is conditioned upon the early adoption of the new revenue standard (ASC 606). The amendments should be applied on a full or modified retrospective basis. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.

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

IONIX TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the Stockholders of
Ionix Technology, Inc.

We have audited the accompanying consolidated balance sheets of Ionix Technology, Inc. (“the Company”) as of June 30, 2017 and 2016 and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ionix Technology, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $183,441 at June 30, 2017 and has not generated sufficient cash flow from its operations for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
October 13, 2017

 IONIX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016
ASSETS
Current Assets:
Cash	$186,767	$59,758
Accounts receivable	292,265	-
Inventory	53,163	-
Advances to suppliers	118,647	-
Other receivables	147,615	-
Prepaid expenses and other current assets	10,755	103
Current asset of discontinued operation	-	2,129,360
Total Current Assets	809,212	2,189,221
Total Assets	$809,212	$2,189,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable-- non-related parties	$96,378	$-
- related parties	159,861	-
Advance from customers	72,476	-
Due to related parties	323,599	53,510
Accrued expenses and other current liabilities	94,844	9,080
Current liability of discontinued operation	-	2,113,533
Total Current Liabilities	747,158	2,176,123

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity :
Preferred stock,5,000,000 shares authorized, $.0001 par value; 5,000,000 shares issued and outstanding	500	500
Common stock, 195,000,000 shares authorized, $.0001 par value; 99,003,000 shares issued and outstanding	9,900	9,900
Additional paid in capital	237,246	237,246
Accumulated deficit	(183,441)	(234,903)
Accumulated other comprehensive income ( loss)	(2,151)	355
Total Stockholders’ Equity	62,054	13,098
Total Liabilities and Stockholders’ Equity	$809,212	$2,189,221

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended June 30,

	2017	2016

Revenues	$6,816,908	$-

Cost of revenues- Non-related parties	(2,720,295)	-
- Related parties	(3,762,550)	-
Total Cost of Revenues	(6,482,845)

Gross profit	334,063	-

Expenses:
Selling, general and administrative	(312,792)	(53,364)

Total operating expenses	(312,792)	(53,364)

Income (loss) from operations	21,271	(53,364)

Other income-consulting service	69,967	-

Income (loss) from continuing operations before income tax	91,238	(53,364)

Income tax	29,618	-

Net income (loss) from continuing operations	61,620	(53,364)

Discontinued operations

Income from discontinued operations, net of tax	39,847	8,933
Loss from disposal of discontinued operations	(50,005)	-

Total income (loss) from discontinued operations	(10,158)	8,933

Net income (loss)	51,462	(44,431)

Other comprehensive income ( loss)

Foreign currency translation adjustment	(2,506)	355

Comprehensive income (loss)	$48,956	$(44,076)

Income/ loss Per Share -
Basic and Diluted-continuing operation	$-	$-
-discontinued operation	$-	$-
Total	$-	$-
Weighted average number of common shares outstanding-Basic and Diluted	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	Deficit	Total

Balance June 30, 2015	-	$-	99,003,000	$9,900	$3,661	$-	$(190,472)	$(176,911)

Shares issued for cash	5,000,000	500	-	-	49,500	-	-	50,000

Forgiveness of stockholder loan	-	-	-	-	184,085	-	-	184,085

Net loss	-	-	-	-	-	-	(44,431)	(44,431)

Foreign currency translation adjustment	-	-	-	-	-	355	-	355

Balance June 30, 2016	5,000,000	500	99,003,000	9,900	237,246	355	(234,903)	13,098

Net income	-	-	-	-	-	-	51,462	51,462

Foreign currency translation adjustment	-	-	-	-	-	(2,506)	-	(2,506)

Balance June 30, 2017	5,000,000	$500	99,003,000	$9,900	$237,246	$(2,151)	$(183,441)	$62,054

The accompanying notes are an integral part of these consolidated financial statements.

 IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2017	2016
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$51,462	$(44,431)
Net income (loss) from discontinued operation	(10,158)	8,933
Net income (loss) from continuing operation	61,620	(53,364)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Advance to suppliers	(119,914)	-
Accounts receivable	(295,387)	-
Inventory	(53,731)	-
Prepaid expenses	(10,750)	(103)
Accounts payable-non-related parties	97,408	-
Accounts payable-related parties	161,569	-
Advance from customers	73,250	-
Accrued expenses	86,380	9,080
Net cash provided by (used in) continuing operation	445	(44,387)
Net cash used in discontinued operation	-	(940,804)
Net cash provided by (used in) operating activities	445	(985,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Other receivables	(149,191)	-
Proceeds from disposal of subsidiary	5,000	-
Net cash used in continuing operation	(144,191)	-
Net cash used in discontinued operation	-	-
Net cash used in investing activities	(144,191)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	271,936	53,510
Proceeds from issuance of preferred shares	-	50,000
Net cash provided by continuing operation	271,936	103,510
Net cash provided by discontinued operation	-	941,439
Net cash provided by financing activities	271,936	1,044,949

Effect of exchange rate changes on cash and cash equivalents	(1,181)	-

Net increase in cash	127,009	59,758

Cash, beginning of year	59,758	-

Cash, end of year	$186,767	$59,758

Supplemental disclosure of cash flow information:

Cash paid for income tax	$7,534	$2,390

Cash paid for interests	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- NATURE OF OPERATIONS

Ionix Technology, Inc. (the “Company” or “Ionix”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries in China, the Company sells the high-end intelligent electronic equipment, which includes portable power banks for electronic devices and LCD screens in China.

On February 17, 2016, the Board ratified, approved, and authorized the Company, as the sole member of Well Best International Investment Limited (“Well Best”), on the formation of Taizhou Ionix Technology Company Limited (“Taizhou Ionix”), a company formed under the laws of China on December 17, 2015, and a wholly-owned subsidiary of Well Best. As a result, Taizhou Ionix is an indirect wholly-owned subsidiary of the Company. Taizhou Ionix conducted no business between its date of incorporation and date approved by the Board.  Taizhou Ionix was formed to (i) develop, design, and manufacture lithium-ion batteries for electric vehicles, and (ii) act as an investment holding company that may acquire other businesses located in China. On August 19, 2016, Well Best sold 100% ownership of Taizhou Ionix to one of its directors. (See Note 4)

On May 19, 2016, the Company, as the sole member of Well Best, formed Xinyu Ionix Technology Company Limited (“Xinyu Ionix”), a company formed under the laws of China. As a result Xinyu Ionix is a wholly-owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Xinyu Ionix started operation in August 2016 and  focused on developing and designing lithium batteries as well as to act as an investment company that may acquire other businesses located in China. On April 30, 2017, Well Best sold 100% ownership of Xinyu Ionix to one of its directors. ( See Note 4)

On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Lisite Science Technology (Shenzhen) Co., Ltd (“Lisite Science”), a limited liability company formed in China on June 20, 2016. Well Best is the sole shareholder of Lisite Science. As a result, Lisite Science is an indirect, wholly-owned subsidiary of the Company. Lisite Science will act as a manufacturing base for the Company and has been focused on developing, producing and selling high-end intelligent electronic equipment, such as portable power banks.

On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Shenzhen Baileqi Electronic Technology Co., Ltd. (“Baileqi Electronic”), a limited liability company formed in China on August 8, 2016. Well Best is the sole shareholder of Baileqi Electronic. As a result, Baileqi Electronic is an indirect, wholly-owned subsidiary of the Company. Baileqi Electronic will act as a manufacturing base for the Company and has been focused on development and production of the LCD monitors.

On December 29, 2016, the Company’s Board of Directors approved and ratified to invest  99,999 HK dollars for 99.999% of the issued and outstanding stock of Welly Surplus International Limited (“Welly Surplus”), a limited company formed under the laws of Hong Kong on January 18, 2016. As a result of the investment, the Company became the majority shareholder of Welly Surplus, owning 99.999% of the outstanding stock of Welly Surplus, Mr Xin Sui, a director, owns 0.001% of the outstanding stock of Welly Surplus. Welly Surplus will act as the accounting and financial base for the Company and shall focus on assisting the Company with all of the Company’s financial affairs. Welly Surplus had no operating activities from inception until the date of acquisition.

NOTE 2 –GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $183,441 at June 30, 2017 and has not generated sufficient cash flow from its operations for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company may need to raise additional capital from external sources or obtain loans from officers and shareholders in order to continue the long-term efforts contemplated under its business plan. The Company is pursuing other revenue streams which could include strategic acquisitions or possible joint ventures of other business segments.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

 Certain amounts have been reclassified to conform to current year presentation

Basis of consolidation

 The consolidated financial statements include the accounts of Ionix Technology Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Cash and cash equivalents

Cash consists of cash on hand and cash in bank. Cash equivalents represent investment securities that are short-term, have high credit quality and are highly liquid.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that no allowance for doubtful accounts is required as of June 30, 2017 and 2016, respectively for the continuing operation. The allowance of $71,318 for doubtful accounts was recorded as of June 30, 2016 which was included in the current assets from discontinued operation.

 Advances to suppliers

Advances to suppliers represent prepayments for merchandise, which were purchased but had not been received. The balance of the advances to suppliers is reduced and reclassified to inventories when the raw materials are received and pass quality inspection.

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

As of June 30, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) for the periods presented includes net income (loss), change in unrealized gains (losses) on marketable securities classified as available-for-sale (net of tax), foreign currency translation adjustments, and share of change in other comprehensive income of equity investments one quarter in arrears.

Earnings (losses) per share

Basic earnings (losses) per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net profit by the weighted average shares outstanding during period. Diluted earnings per ordinary share is calculated by dividing net profit by the weighted average number of ordinary shares used in the basic earnings per share calculation plus the number ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.

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

The reporting currency of the Company is the United States Dollar (“US$”). The Company’s subsidiaries in the People’s Republic of China (“PRC”) maintain their books and records in their local currency, the Renminbi Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2017	June 30, 2016

Balance sheet items, except for equity accounts	6.7744	6.6312

Items in statements of comprehensive income (loss) and cash flows	6.7028	6.3120

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts and retention receivable, inventory, prepayments and other receivables, accounts payable, income tax payable, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of  note payable approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The Company has no financial assets or liabilities measured at fair value on a recurring basis.

Recent accounting pronouncements

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. In April 2015, the FASB proposed a one-year delay in the effective date and companies will be allowed to early adopt as of the original effective date.  Accordingly, this guidance will be effective for the Company beginning the first quarter of fiscal year 2018.  The Company plans to adopt the new revenue guidance in the fiscal year of 2018 and is currently in the process of evaluating the impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and include specific guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective beginning the first quarter of fiscal year 2018. Early adoption of the amendments is permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented.  The Company will adopt the amendments in the fiscal year of 2018.  No significant impacts on the consolidated financial statements from the amendments were expected.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments will be effective beginning the first quarter of fiscal year 2018. Early adoption of the amendments is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company plans to  adopt the amendments in the first quarter of fiscal year 2018. Since then, the changes in restricted cash in the consolidated cash flow are no longer presented within investing activities and will be retrospectively included in the changes of cash, cash equivalents and restricted cash as required.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments will be effective beginning the first quarter of fiscal year 2018.  Early application is permitted. The amendments should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, which eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount. The amendments will be effective beginning the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied on a prospective basis. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Derecognition and Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify the scope of guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The amendments will be effective beginning the first quarter of fiscal year 2018. Early adoption is permitted but is conditioned upon the early adoption of the new revenue standard (ASC 606). The amendments should be applied on a full or modified retrospective basis. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.

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

The following table shows the results of operations for years ended June 30, 2017 and 2016 which are included in the loss from discontinued operations for the termination of QI System:

	For the years ended June 30,
	2017	2016
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Selling, general and administrative expenses	-	6,539

Loss before income taxes	-	(6,539)
Provision for income taxes	-	-
Net loss	$-	$(6,539)

Taizhou Ionix

On August 19, 2016, Well Best entered into a share transfer agreement whereby Well Best sold 100% of its equity interest in Taizhou Ionix to Mr. GuoEn Li, the sole director and officer of Taizhou Ionix  for approximately RMB 30,000 (approximately $5,000USD). Well Best was the sole shareholder of Taizhou Ionix. The Company believed that the manufacturing contract between Taizhou Ionix and Taizhou Jiunuojie Electronic Technology Limited regarding the production of lithium batteries was not beneficial to the Company. As a result, (i) Taizhou Ionix is no longer an indirect, wholly-owned subsidiary of the Company, and (ii) Mr. Li is no longer affiliated with the Company. Well Best recorded a loss of $18,890 on disposal of Taizhou Ionix which was included in the loss from disposal of discontinued operations on statements of comprehensive income (loss).

The following table shows the results of operations of Taizhou Ionix for the years ended June 30, 2017 and 2016 which are included in the income from discontinued operations:

	For the period from July 1 to August 19, 2016	For the year ended June 30,2016
Revenue	$173,005	$1,972,473
Cost of revenue	(152,465)	(1,846,598)
Gross profit	20,540	125,875

Selling, general and administrative expenses	8,917	105,245

Income before income taxes	11,623	20,630
Provision for income taxes	(2,906)	(5,158)
Net income	8,717	15,472

Xinyu Ionix

On April 30, 2017, Well Best, a wholly-owned subsidiary of the Company, sold 100% of its equity interest in  Xinyu Ionix to Zhengfu Nan for RMB 100 ( approximately $14USD) pursuant to a Share Transfer Agreement dated April 30, 2017 (the “Agreement”). The Company believed that the manufacturing contract between Xinyu Ionix and Jiangxi Huanming Technology Co., Ltd. regarding the production of lithium batteries was not beneficial to the Company. As a result, (i) Xinyu Ionix is no longer an indirect, wholly-owned subsidiary of the Company, and (ii) Mr. Nan is no longer affiliated with the Company. Well Best recorded a loss of $31,115 on disposal of Xinyu Ionix which was included in the loss from disposal of discontinued operations on statements of comprehensive income (loss).

The following table shows the results of operations of Xinyu Ionix for the years ended June 30, 2017 and 2016 which are included in the income from discontinued operations:

	For the period from July 1,2016 to April 30, 2017	For the year ended June 30,2016
Revenue	$858,357	$-
Cost of revenue	(769,418)	-
Gross profit	88,939	-

Selling, general and administrative expenses	34,427	-

Income before income taxes	54,512	-
Provision for income taxes	(23,382)	-
Net income	$31,130	$-

NOTE 5-INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the raw materials of $53,163 and $0 for the years ended June 30, 2017 and 2016, respectively.

NOTE6- OTHER RECEIVABLES

Other receivables represent short term advances to third parties. They are interest free, unsecured and repayable on demand. The balance of the other receivables as of June 30, 2017 was repaid in full in September 2017.

NOTE 7 -DUE FROM/TO RELATED PARTIES

Manufacture – related party

 On September 1, 2016, Baileqi entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi. The owner of Shenzhen Baileqi S&T is also a shareholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of June 30, 2017.  Baileqi made payments to Shenzhen Baileqi S&T for manufacturing cost. The manufacturing costs incurred with Shenzhen Baileqi S&T was $153,718 for the year ended June 30, 2017 and was included in cost of revenue.

Purchase from related party

During the year ended June 30, 2017, the Company purchased $3,303,081 and $305,750 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of June 30, 2017. The amount of $3,303,081 and $305,750 were included in the cost of revenue.  The balance payable to these two related parties were zero and $159,861 respectively as of June 30, 2017.

Due to related parties

Due to related parties represents certain advances to the company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	June 30, 2017	June 30, 2016

Ben Wong	$143,792	$53,510

Changyong Yang	122,820	-

Xin Sui	6,992	-

Shenzhen Baileqi S&T	41,405	-

Baozhen Deng	8,590	-

	$323,599	$53,510

During the year ended June 30, 2016, Ben Wong, the controlling shareholder of Shinning Glory until April 20, 2017, which holds majority shares in Ionix Technology, Inc., advanced $15,770 to the Company, and $37,740 to Well Best.

During the year ended June 30, 2017, Ben Wong advanced $90,282 to Well Best. Changyong Yang, a shareholder of the Company, advanced $122,820 to Lisite Science. Baozhen Deng, a shareholder of the Company and the owner of Shenzhen Baileqi S&T, advanced $8,590 to  Baileqi Electronic. Shenzhen Baileqi S&T, a company 100% owned by Baozhen Deng, advanced $41,405 to Baileqi Electronic. Xin Sui, a member of the board of directors of Welly Surplus, advanced $6,992 to Welly Surplus.

NOTE 8– CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues for the years ended June 30, 2017 and 2016 and its outstanding balance of accounts receivable as of June 30, 2017 and 2016 are presented as follows:

	For the year ended June 30, 2017		As of June 30, 2017
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$3,084,370	45%	$-	-%
Customer B- related party	1,493,090	22%	-	-%
Total	$4,577,460	67%	$-	-%

	For the year ended June 30, 2016		As of June 30, 2016
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$1,480,073	75%	$1,267,274	86%
Customer B	368,162	19%	214,221	14%
Total	$1,848,235	$94%	$1,481,495	100%

All customers are located in the PRC.

Major suppliers

The supplier who accounted for 10% or more of the Company’s total purchases (materials and services) for the years ended June 30, 2017 and 2016 and its outstanding balance of accounts payable as of June 30, 2017 and 2016 are presented as follows:
	For the year ended June 30, 2017		As of June 30, 2017
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable
Supplier A- related party	$3,303,081	51%	$-	-%
Total	$3,303,081	51%	$-	-%

	For the year ended June 30, 2016		As of June 30, 2016
	Total Purchase	Percentage of total purchase	Accounts payable/Due to related parties	Percentage of accounts payable

Supplier A-related party	$720,078	34%	$528,720	N/A
Supplier B	452,807	22%	416,810	54%
Total	$1,172,885	56%	$945,530	54%

All suppliers of the Company are located in the PRC.

NOTE 9- INCOME TAXES

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America , Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America.

The Company has shown losses since inception.  As a result it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2011 and after were still open to audit as of June 30, 2017.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of June 30, 2017.

Hong Kong

The Well Best and Welly Surplus are registered in Hong Kong. For the years ended June 30, 2017, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

Lisite Science and Baileqi Electronic are operating in the PRC and is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	For the years ended June 30
	2017	2016

U.S. Statutory rate	$31,933	$(18,677)
Tax rate difference between foreign operation and U.S.	(18,474)	6,108
Change in valuation allowance	34,977	12,569
Permanent difference	(18,818)	-

Effective tax rate	$29,618	$-

The provisions for income taxes are summarized as follows:	For the years ended June 30,
	2017	2016
Current	$29,618	$-
Deferred	-	-

Total	$29,618	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	As of June 30,
	2017	2016
Net operating loss carryforward	$42,830	$12,569
Others	4,716	-
	47,546	12,569
Less valuation allowance	(47,546)	(12,569)
Deferred tax assets	$-	$-

As of June 30, 2017, the Company has approximately $240,000 net operating loss carryforwards available in the U.S. and Hong Kong to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets for the years ended June 30, 2017 and 2016.

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

NOTE 10- SUBSEQUENT EVENTS

 The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

On July 18, 2016, the Registrant engaged Paritz& Company, P.A. (“P&C”) as the Registrant’s new independent registered public accounting firm.  The appointment of P&C was approved by the Registrant’s Board of Directors effective July 18, 2016.

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

Item 9A.    Controls and Procedures

As of June 30, 2017, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2017.

During the year ended June 30, 2017, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

 1.         Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.          Audit Committee – As of June 30, 2017, our Board of Directors has not established an Audit Committee or adopted an Audit Committee Charter.

3.          We did not implement appropriate information technology controls – As at June 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2017, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ionix Technology, Inc.

Name	Age	Position	Date of Appointment
Doris Zhou	35	Chief Executive Officer, Secretary, Treasurer, and Director.	November 20, 2015
Yue Kou	43	Chief Financial Officer	May 27, 2016

Subsidiaries:

Welly Surplus International Limited

The following table sets forth the names and ages of Welly Surplus’s directors and executive officers as of June 30, 2017.

Name	Age	Position	Date of Appointment
Xin Sui	37	President and Director	December 29, 2016
Doris Zhou	35	Director	December 29, 2016

Well Best International Investment Limited

The following table sets forth the names and ages of Well Best’s directors and executive officers as of June 30, 2017.

Name	Age	Position	Date of Appointment
Qingchun Yang	54	President and Director	February 17, 2016

Lisite Science Technology (Shenzhen) Co., Ltd.

The following table sets forth the names and ages of Lisite Science’s directors and executive officers as of June 30, 2017.

Name	Age	Position	Date of Appointment
Yun Yang	35	President and Director	November 7, 2016

Shenzhen Baileqi Electronic Technology Co., Ltd

The following table sets forth the names and ages of BaileqiElectronic’s directors and executive officers as of June 30, 2017.

Name	Age	Position	Date of Appointment
Youqian Deng	27	President and Director	November 7, 2016

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Doris Zhou- Ms. Zhou earned a Bachelor’s degree in International Finance from Shenyang University in 2005. She has worked as an assistant and served as deputy general manager to the general manager of Dalian Great Wall Trade Co., Ltd. from 2007 – 2010, gaining experience with investor inquiries, investment contracts, and investor relations. Since 2010, Ms. Zhou has been an investment advisor and private equity investor in several private companies located in China, as well as managing other private equity funds. As of November 20, 2015, Ms. Zhou has worked as the Chief Executive Officer of Ionix Technology Inc., which is focused on becoming an aggregator of energy cooperatives in the industry. Additionally, beginning on December 29, 2016, Ms. Zhou  has been a director of Welly Surplus International Limited.

Yue Kou- Ms. Kou is a member of the Hong Kong Institute of Certified Public Accountants, the Association of Chartered Certified Accountants, and the Chinese Institute of Certified Public Accountants. Ms. Kou has 20 years of solid experience in statutory auditing, international accounting, and publicly listed companies. Ms. Kou started her career as Chief Accountant (1996-1999) with Xinmao Tech Holding Limited, a company in China. From 1999-2002, she was employed as a staff accountant in the Ernst & Young, Beijing Branch focusing on external audit and international accounting conversions. From 2002-2006, she worked as an account manager with China Data Broadcasting Holding Ltd, a publicly listed company on the Hong Kong Stock Exchange. From 2006 to present, Ms. Kou worked as an auditor and financial controller for three different audit firms:  (i) Zhongyi（HK）CPA Limited, (ii) Thomas Lee and Partners, and (iii) GDT CPA Limited. Since May 27, 2016, Ms. Kou has worked for Ionix Technology Inc., as the Chief Financial Officer.

Qingchun Yang- Qingchun Yang was born in Dalian, Liaoning Province. Mr. Yang majored in Economic Management and graduated as an Economist in 1987. From 2007 to 2011, Mr. Yang worked as the senior executive in Dalian Huanyu Venture Capital Co. where he was involved in wealth management experiences and high ability of resources integration. In 2012, Mr. Yang co-founded Jiamusi Huanqiu New Energy Company Limited, where he was in charge of drafting strategic plans and operating plan of the company, including the overall human recourse strategy plan, which is suitable for the short-term and long-term development of companies. Since February 17, 2016, Mr. Yang has worked as the president and director of Well Best.

Xin Sui- Mr. Sui was born in Jiamusi, Heilongjiang Province. He received a bachelor degree in Finance from Jiamusi University in 2002. Mr. Sui worked as assistant to the Chairman for Dalian Great Wall Economic and Trade Company from 2007 to 2015 where he assisted in the drafting of regulations and laws of the company, ensured the Company was achieving its business goals, and attended business negotiations on behalf of the Chairman. Mr. Sui incorporated Welly Surplus in 2016 to serve as an investment holding company. Mr. Sui is dedicated to seeking financial resources for Welly Surplus.

Yun Yang - Mr. Yang served as the Chief Technology Officer of Shenzhen Jinlisite Science and Technology Corporation Ltd. from July 2007 until May of 2016. Mr. Yang was employed as an assistant to the Chief Engineer of the Shenzhen Jinsiwei Technology Co., Ltd. from 2004 to 2007.From 2016 to present, Mr. Yang has worked as the president and director of Lisite Science Technology (Shenzhen) Co. Ltd. Mr. Yang graduated from Hebei University of Science and Technology wheree majored in Electronic Information Science and Technology and received a bachelor of science degree upon graduation.

Youqian Deng - Mr. Deng served as the Workshop Director of Shenzhen Baileqi Science Technology Company from May 2013 to September 2016. Prior to this, Mr. Deng served as the Production Manager of Shenzhen Shuangyingweiye Science and Technology Incorporated Corporation from August 2008 until May 2013. Mr. Deng graduated from the Jiangxi College of Vocational and Technical in 2010. From November 7, 2016, he served as the president and director of Shenzhen Baileqi.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2017, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2017, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2017, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements, except as follows:

Person	Filing Type	Transaction Date	Required File Date	Actual File Date
Yubao Liu	4(1)	April 22, 2017	April 24, 2017	September 22, 2017

(1)      On April 22, 2017, the reporting person sold shares in a private transaction which should have been reported on Form 4 on or before April 24, 2017. The reporting person filed a corrective Form 5 reporting the Form 4 reportable event on September 22, 2017.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers, and those of Well Best and its subsidiaries, and Welly Surplus for the fiscal years ended June 30, 2017 and 2016. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Doris Zhou(1) Chief Executive Officer, Secretary, Treasurer, and Director; Director of Welly Surplus	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yue Kou(2) Chief Financial Officer	2017	30,736	Nil	Nil	Nil	Nil	Nil	Nil	30,736
	2016	14,400	Nil	Nil	Nil	Nil	Nil	Nil	14,400
Xin Sui (3) President andDirector of Welly Surplus	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Qingchun Yang(4) President and Directorof Well Best	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yun Yang (5) President and Director of Lisite Science	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Youqian Deng(6) President and Director of Baileqi Electronics	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Guo-En Li(7) Director of Taizhou Ionix, former subsidiary of Well Best	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	9,000	Nil	Nil	Nil	Nil	Nil	Nil	9,000
Zhengfu Nan(8) President and Director of XinyuIonix, former subsidiary of Well Best	2017	9,000	Nil	Nil	Nil	Nil	Nil	Nil	9,000
	2016	5,400	Nil	Nil	Nil	Nil	Nil	Nil	5,400

Notes to Summary Compensation Table:

(1) Ms. Zhou was appointed as Chief Executive Officer and a Director on November 20, 2015. Ms. Zhou’s salary is Nil at this time. Ms. Zhou was appointed as director of Welly Surplus on December 29, 2016. Ms. Zhou’s salary as director of Welly Surplus is $0 USD (equal to 0 RMB).
(2) Ms. Kou was appointed as Chief Financial Officer of the Company on May 27, 2016. Ms. Kou’s salary is $30,736 USD (equals to 203,388RMB).
(3)Mr. Xui was appointed as President of Welly Surplus on December 29, 2016. Mr. Xui’s salary is $0 USD (equal to 0 RMB).
(4) Mr. Q. Yang was appointed as a director of Well Best, a wholly owned subsidiary of the Company, on February 17, 2016. His annual salary package is $0.
(5)  Mr. Yun Yang was appointed as President and a director of Lisite Science on November 7, 2016.His annual salary package is $5,287(equal to 35,000  RMB).
(6)Mr. Deng was appointed as President and a director of Baileqi Electronics on November 7, 2016. On August 19, 2016.His annual salary package is $3,487(equal to 23,086RMB).
(7) GuoEn Li was appointed as a director of Taizhou Ionix on May 27, 2016. On August 19, 2016, Well Best and majority shareholder authorized and effected the sale of Taizhou Ionix to Guo’En Li. As of the date of this annual report, Taizhou is no longer a wholly owned subsidiary of Well Best and thus Guo-En Li is also no longer affiliated with the Company.
(8) Zhengfu Nan is the President and Director of XinyuIonix, a former subsidiary of  Well Best. On April 30, 2017, Well Best transferred all rights and title to the Common Stock of XinyuIonix to Mr. Nan pursuant to a Share Transfer Agreement. Mr. Nan is no long associated with the Company.

Narrative Disclosure to Summary Compensation Table

As of June 30, 2017 and 2016, none of Ionix Technology, Welly Surplus, and Well Best or its subsidiaries, had any compensatory plans or arrangements, including payments to be received from Ionix, Welly Surplus, Well Best or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, Well Best, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, Well Best, or its subsidiaries.

Outstanding Equity Awards

There are no equity awards outstanding as of the year ended June 30, 2017 for Ionix Technology, Welly Surplus, Well Best or its subsidiaries.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2017 there were no options granted to our named officers or directors.

Option Exercises

During our Fiscal year ended June 30, 2017there were no options exercised by our named officers.

Compensation of Directors

 As of June 30, 2017, there is no cash compensation paid to directors for their service on our board of directors. We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of June 30, 2017, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Doris Zhou (2)	0	0%
Yue Kou(3)	0	0.0%
Qingchun Yang(4)	0	0.0%
Zhengfu Nan(5)	0	0.0%
Yun Yang(6)	0	0.0%
Youqian Deng(7)	0	0.0%
Xin Sui(8)	0	0.0%
All executive officers and directors as a group (7people)	0	0.0%

Beneficial Shareholders of Common Stock greater than 5%
Shining Glory Investments Limited(9)	29,296,000	29.59%
Yang Kan (10)	7,600,000	7.67%
Beneficial Owners of Preferred Stock(1):	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Yubao Liu(9)	5,000,000	100%

(1) Applicable percentage of ownership is based on 99,003,000 shares of common stock outstanding on June 30, 2017 and 5,000,000 shares of Preferred Stock issued and outstanding on June 30, 2017. Percentage totals are calculated separately based on each class of capital stock. Each share of Preferred Stock entitles the holder to vote 100 shares of common stock; the Preferred Stock is not convertible into common stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  .
(2) Doris Zhou is the CEO, Secretary, Treasurer, and Director of Ionix Technology. Ms. Zhou’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options. Ms. Zhou is also the Director of Welly Surplus, a majority owned subsidiary of Ionix Technology. Ms. Zhou’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.
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
(5) Zhengfu Nan is the President and Director of XinyuIonix, an indirect wholly owned subsidiary of Ionix Technology. Mr. Nan’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.
(6) Yun Yang is the President and Director of Lisite Science Technology, an indirect wholly owned subsidiary of Ionix Technology. Mr. Yang’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.
(7)Youqian Deng is the President and Director of Shenzhen Baileqi Electronic Technology Co., Ltd, an indirect wholly owned subsidiary of Ionix Technology. Mr. Deng’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.
(8)Xin Sui is President and Director of Welly Surplus International Limited, a wholly owned subsidiary of IonixTechnoloy. Mr. Sui’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.
(9) Shining Glory Investments Limited is the beneficial owner of 29,296,000 shares of common stock of the Company and Yubao Liu is the beneficial owner of 5,000,000 shares of preferred stock which has the authority to vote a total of 500,000,000 common stock votes.  As of April 20, 2017, Yubao Liu is the sole officer and director of Shining Glory Investments Limited and has dispositive voting and investment control over the shares held by Shining Glory. Thus, in total, Shining Glory and its sole officer and director collectively owns an aggregate 88.36% of the total outstanding voting securities of the Company.  Mr. Liu maintains a mailing address at No. 122, Zu 9, Hongguang Community, Xiangyang District, Jiamusi, Heilongjiang, China.
(10) Mr. Yang Kan’s beneficial ownership includes 7,600,000 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options

Changes in Control

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

Manufacture – related party

 On September 1, 2016, Baileqi entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi. The owner of Shenzhen Baileqi S&T is also a shareholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of June 30, 2017.  Baileqi made payments to Shenzhen Baileqi S&T for manufacturing cost. The manufacturing costs incurred with Shenzhen Baileqi S&T was $153,718 for the year ended June 30, 2017 and was included in cost of revenue.

 Purchase from related party

During the year ended June 30, 2017, the Company purchased $3,303,081 and $305,750 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of June 30, 2017. The amount of $3,303,081 and $305,750 were included in the cost of revenue.  The balance payable to these two related parties were zero and $159,861 respectively as of June 30, 2017.

Due to related parties

 Due to related parties represents certain advances to the company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	June 30, 2017	June 30, 2016

Ben Wong	$143,792	$53,510
Changyong Yang	122,820	-
Xin Sui	6,992	-
Shenzhen Baileqi S&T	41,405	-
Baozhen Deng	8,590	-
	$323,599	$53,510

During the year ended June 30, 2016, Ben Wong, the controlling shareholder of Shinning Glory until April 20, 2017 which holds majority shares in Ionix Technology, Inc., advanced $15,770 to the Company, and $37,740 to Well Best.

 During the year ended June 30, 2017, Ben Wong advanced $90,282 to Well Best. Changyong Yang, a shareholder of the Company, advanced $122,820 to Lisite Science. Baozhen Deng, a shareholder of the Company and the owner of Shenzhen Baileqi S&T, advanced $8,590 to Baileqi Electronic. Shenzhen Baileqi S&T, a company 100% owned by Baozhen Deng, advanced $41,405 to Baileqi Electronic. Xin Sui, a member of the board of directors of Welly Surplus, advanced $6,992 to Welly Surplus.

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

Item 14.    Principal Accounting Fees and Services.

 On July 18, 2016, the Company appointed Paritz& Company, P.A. as the Company’s registered independent public accounting firm. Our principal independent accountant during the year ended June 30, 2015 was Michael F. Albanese, CPA. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended June 30, 2016	For Fiscal Year Ended June 30, 2017
Audit Fees	$17,500		$64,500
Audit-related fees	$-	$
Tax Fees	$-	$
All other Fees	$-	$
Total	$17,500		$64,500

 Audit Fees

During the fiscal year ended June 30, 2016, we incurred approximately $17,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2016.

During the fiscal year ended June 30, 2017, we incurred approximately $64,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2017.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2017 and 2016 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $NIL and $NIL, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2017 and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

Item 15.    Exhibits and Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed herewith, to correct an incomplete copy as filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed with the SEC on May 22, 2017 as Exhibit 21.1 to Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: October 13, 2017	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief (Principal) Executive Officer

Date: October 13, 2017	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Accounting Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: October 13, 2017	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief Executive Officer, Secretary, Treasurer and sole Director

Date: October 13, 2017	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer