Form 10-Q
period 2017-09-30
IONIX TECHNOLOGY, INC.
filed 2017-11-20
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

 +86-138 8954 0873
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

As of November 16, 2017, there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of November 16, 2017, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.
FORM 10-Q
SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	June 30, 2017
ASSETS
Current Assets:
Cash	$75,484	$186,767
Accounts receivable	919	292,265
Inventory	278,070	53,163
Advances to suppliers - non-related parties	2,391	118,647
- related parties	89,180	-
Other receivables	-	147,615
Prepaid expenses and other current assets	18,422	10,755
Total Current Assets	464,466	809,212
Total Assets	$464,466	$809,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - non-related parties	$110,382	$96,378
- related parties	5,828	159,861
Advance from customers	68,721	72,476
Due to related parties	188,951	323,599
Accrued expenses and other current liabilities	35,046	94,844
Total Current Liabilities	408,928	747,158

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 99,003,000 shares issued and outstanding	9,900	9,900
Additional paid in capital	237,246	237,246
Accumulated deficit	(193,645)	(183,441)
Accumulated other comprehensive income (loss)	1,537	(2,151)
Total Stockholders’ Equity	55,538	62,054
Total Liabilities and Stockholders’ Equity	$464,466	$809,212

 The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2017	2016

Revenues	$381,541	$43,150

Cost of revenues - Non-related parties	48,932	-
- Related parties	271,651	38,563
Total Cost of Revenues	320,583	38,563

Gross profit	60,958	4,587

Operating expenses
Selling, general and administrative expense	69,553	43,741
Total operating expenses	69,553	43,741

Loss from continuing operations before income tax	(8,595)	(39,154)

Income tax	1,609	182

Net loss from continuing operations	(10,204)	(39,336)

Discontinued operations
Income from discontinued operations, net of tax	-	65,444
Loss from disposal of discontinued operations	-	(18,890)
Total income from discontinued operations	-	46,554

Net income (loss)	(10,204)	7,218

Other comprehensive income
Foreign currency translation adjustment	3,688	492

Comprehensive income (loss)	$(6,516)	$7,710

Income (Loss) Per Share
Basic and Diluted - continuing operation	$(0.00)	$(0.00)
- discontinued operation	$0.00	$0.00
Total	$(0.00)	$0.00

Weighted average number of common shares outstanding - Basic and Diluted	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,204)	$7,218
Net income from discontinued operation	-	46,554
Net loss from continuing operation	(10,204)	(39,336)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	293,992	(34,826)
Inventory	(221,917)	(333,642)
Advances to suppliers - non-related parties	117,348	(234,919)
Advances to suppliers - related parties	(88,375)	-
Prepaid expenses	(7,501)	(62,317)
Accounts payable - non-related parties	12,137	130,122
Accounts payable - related parties	(155,528)	109,755
Advance from customers	(5,029)	179,326
Accrued expenses and other current liabilities	(60,514)	9,104
Net cash used in continuing operation	(125,591)	(276,733)
Net cash provided by discontinued operation	-	916,014
Net cash provided by (used in) operating activities	(125,591)	639,281

CASH FLOWS FROM INVESTING ACTIVITIES
Other receivables	148,947	-
Proceeds from disposal of subsidiary	-	5,000
Net cash provided by continuing operation	148,947	5,000
Net cash used in discontinued operation	-	(916,044)
Net cash provided by (used in) investing activities	148,947	(911,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) loans from related parties	(136,600)	418,043
Net cash provided by (used in) continuing operation	(136,600)	418,043
Net cash provided by discontinued operation	-	-
Net cash provided by (used in) financing activities	(136,600)	418,043

Effect of exchange rate changes on cash	1,961	(782)

Net increase (decrease) in cash	(111,283)	145,498

Cash, beginning of period	186,767	59,758

Cash, end of period	$75,484	$205,256

Supplemental disclosure of cash flow information:

Cash paid for income tax	$1,951	$-
Cash paid for interests	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

 Ionix Technology, Inc. (the “Company” or “Ionix”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries in China, the Company sells the high-end intelligent electronic equipment, which includes portable power banks for electronic devices and LCD screens in China.

 On February 17, 2016, the Board ratified, approved, and authorized the Company, as the sole member of Well Best International Investment Limited (“Well Best”), on the formation of Taizhou Ionix Technology Company Limited (“Taizhou Ionix”), a company formed under the laws of China on December 17, 2015, and a wholly-owned subsidiary of Well Best. As a result, Taizhou Ionix is an indirect wholly-owned subsidiary of the Company. Taizhou Ionix conducted no business between its date of incorporation and date approved by the Board.  Taizhou Ionix was formed to (i) develop, design, and manufacture lithium-ion batteries for electric vehicles, and (ii) act as an investment holding company that may acquire other businesses located in China. On August 19, 2016, Well Best sold 100% ownership of Taizhou Ionix to one of its directors. (See Note 4)

 On May 19, 2016, the Company, as the sole member of Well Best, formed Xinyu Ionix Technology Company Limited (“Xinyu Ionix”), a company formed under the laws of China. As a result Xinyu Ionix is a wholly-owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Xinyu Ionix started operation in August 2016 and focused on developing and designing lithium batteries as well as to act as an investment company that may acquire other businesses located in China. On April 30, 2017, Well Best sold 100% ownership of Xinyu Ionix to one of its directors. (See Note 4)

 On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Lisite Science Technology (Shenzhen) Co., Ltd (“Lisite Science”), a limited liability company formed in China on June 20, 2016. Well Best is the sole shareholder of Lisite Science. As a result, Lisite Science is an indirect, wholly-owned subsidiary of the Company. Lisite Science will act as a manufacturing base for the Company and has been focused on developing, producing and selling high-end intelligent electronic equipment, such as portable power banks.

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

 NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $193,645 at September 30, 2017 and has not generated sufficient cash flow from its continuing operations for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company may need to raise additional capital from external sources or obtain loans from officers and shareholders in order to continue the long-term efforts contemplated under its business plan. The Company is pursuing other revenue streams which could include strategic acquisitions or possible joint ventures of other business segments.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the periods ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending June 30, 2018 or for any subsequent periods. The balance sheet at June 30, 2017 has been derived from the audited financial statements at that date.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2017 as included in our Annual Report on Form 10-K as filed with the SEC on October 13, 2017.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2017	June 30, 2017

Balance sheet items, except for equity accounts	6.6532	6.7744

	Three Months Ended September 30,

	2017	2016

Items in statements of comprehensive income (loss) and cash flows	6.7138	6.6506

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

NOTE 4 - DISCONTINUED OPERATIONS

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

The following table shows the results of operations of Taizhou Ionix for the three months ended September 30, 2017 and 2016 which are included in the income from discontinued operations:

	For the three months ended on September 30,2017	For the period from July 1 to August 19, 2016
Revenue	$-	$173,005
Cost of revenue	-	152,465
Gross profit	-	20,540

Selling, general and administrative expenses	-	8,917

Income before income taxes	-	11,623
Provision for income taxes	-	2,906
Net income	$-	$8,717

Xinyu Ionix

On April 30, 2017, Well Best, a wholly-owned subsidiary of the Company, sold 100% of its equity interest in Xinyu Ionix to Zhengfu Nan for RMB 100 (approximately $14USD) pursuant to a Share Transfer Agreement dated April 30, 2017 (the “Agreement”). The Company believed that the manufacturing contract between Xinyu Ionix and Jiangxi Huanming Technology Co., Ltd. regarding the production of lithium batteries was not beneficial to the Company. As a result, (i) Xinyu Ionix is no longer an indirect, wholly-owned subsidiary of the Company, and (ii) Mr. Nan is no longer affiliated with the Company.

 The following table shows the results of operations of Xinyu Ionix for the three months ended September 30, 2017 and 2016 which are included in the income from discontinued operations:

	For the three months ended September 30,2017	For the three months ended September 30,2016
Revenue	$-	$844,109
Cost of revenue	-	756,570
Gross profit	-	87,539

Selling, general and administrative expenses	-	11,902

Income before income taxes	-	75,637
Provision for income taxes	-	18,910
Net income	$-	$56,727

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the raw materials and finished goods.

Inventories consist of the following:

	September 30, 2017	June 30, 2017

Raw materials	$-	$53,163

Finished goods	278,070	-

Total inventories	$278,070	$53,163

NOTE 6 - OTHER RECEIVABLES

Other receivables represent short term advances to third parties. They are interest free, unsecured and repayable on demand. The balance of the other receivables as of June 30, 2017 was repaid in full in September 2017.

NOTE 7 - DUE TO RELATED PARTIES

 Manufacture – related party

 On September 1, 2016, Baileqi entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi. The owner of Shenzhen Baileqi S&T is also a shareholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of September 30, 2017.  Baileqi made payments to Shenzhen Baileqi S&T for manufacturing cost. The manufacturing costs incurred with Shenzhen Baileqi S&T was $192,103 and $0 for the three months ended September 30, 2017 and 2016, respectively, and the amount of $44,167 and $0 respectively were included in cost of revenue.

 Purchase from related party

 During the three months ended September 30, 2017, the Company purchased $63,645 and $174,465 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of September 30, 2017. The amount of $63,645 and $163,839 were included in the cost of revenue.

During the three months ended September 30, 2016, the Company purchased $93,808 and $43,247 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock. The amount of $27,386 and $11,177 were included in the cost of revenue.

 The Company made advances of $89,180 to Keenest for future purchases as of September 30, 2017.  The balance payable to Shenzhen Baileqi S&T were $5,828 and $159,861 respectively as of September 30, 2017 and June 30, 2017.

 Due to related parties

 Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

 Due to related parties consists of the following:

	September 30, 2017	June 30, 2017

Ben Wong (1)	$143,792	$143,792

Changyong Yang (2)	-	122,820

Xin Sui (3)	1,992	6,992

Baozhen Deng (4)	8,746	8,590

Shenzhen Baileqi S&T (5)	34,421	41,405

	$188,951	$323,599

(1) Ben Wong was the controlling shareholder of Shinning Glory until April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(2) Changyong Yang is a stockholder of the Company, who owns approximately 2% of the Company’s outstanding common stock, and the owner of Keenest.

(3) Xin Sui is a member of the board of directors of Welly Surplus.

(4) Baozhen Deng is a stockholder of the Company, who owns approximately 1.5% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5) Shenzhen Baileqi S&T is a company established in China and 100% owned by Baozhen Deng, a stockholder of the Company.

 During the three months ended September 30, 2017, Welly Surplus refunded $5,000 to Xin Sui.  Baileqi Electronic refunded $7,671 to Shenzhen Baileqi S&T.  Lisite Science refunded $122,820 to Changyong Yang.

 During the three months ended September 30, 2016, Ben Wong advanced $577 to Well Best and he received the proceeds of $5,000 from sales of Taizhou Ionix on behalf of the Company.  Changyong Yang (a stockholder of the Company) advanced $358,156 to Lisite Science.  Baozhen Deng (a stockholder of the Company) advanced $63,080 to Baileqi Electronic.

 NOTE 8 - CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues for the three months ended September 30, 2017 and 2016 respectively and its outstanding balance of accounts receivable as of September 30, 2017 and 2016 respectively are presented as follows:

	For the three months ended September 30, 2017		As of September 30, 2017
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$65,637	17%	$-	-%
Customer B	91,692	24%	-	-%
Customer C	45,514	12%	-	-%
Total	$202,843	53%	$-	-%

	For the three months ended September 30, 2016		As of September 30, 2016
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$29,765	69%	$34,725	100%
Customer B	13,385	31%	-	-%
Total	$43,150	100%	$34,725	100%

All customers are located in the PRC.

Major suppliers

The supplier who accounted for 10% or more of the Company’s total purchases (materials and services) for the three months ended September 30, 2017 and 2016 respectively and its outstanding balance of accounts payable as of September 30, 2017 and 2016 respectively are presented as follows:

	For the three months ended September 30, 2017		As of September 30, 2017
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A-related party	$63,645	12%	$-	-%
Supplier B-related party	366,568	68%	5,828	5%
Total	$430,213	80%	$5,828	5%

	For the three months ended September 30, 2016		As of September 30, 2016
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A-related party	$93,808	25%	$109,436	46%
Supplier B-related party	43,247	12%	-	-%
Total	$137,055	37%	$109,436	46%

All suppliers of the Company are located in the PRC.

NOTE 9 - INCOME TAXES

 The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America.

The Company has shown losses since inception.  As a result it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2011 and after were still open to audit as of September 30, 2017.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of September 30, 2017.

Hong Kong

The Well Best and Welly Surplus are registered in Hong Kong. For the three months ended September 30, 2017 and 2016, there is no assessable income chargeable to profit tax in Hong Kong.

 The PRC

Lisite Science and Baileqi Electronic are operating in the PRC and is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

 The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	For the three months ended September 30
	2017	2016

U.S. Statutory rate	$(3,008)	$(13,704)
Tax rate difference between China and U.S.	1,125	9,016
Change in Valuation Allowance	3,492	4,870
Effective tax rate	$1,609	$182

The provisions for income taxes are summarized as follows:

	For the three months ended September 30,
	2017	2016
Current	$1,609	$182
Deferred	-	-
Total	$1,609	$182

As of September 30, 2017, the Company has approximately $260,000 net operating loss carryforwards available in the U.S. and Hong Kong to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

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

  NOTE 10 - SUBSEQUENT EVENTS

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Commission on October 13, 2017.

Results of Operations for the three months ended September 30, 2017 and 2016

Revenue
During the three months ended September 30, 2017 and 2016, revenue was $381,541 and $43,150 respectively. The difference can be attributed to the expanded our operations in the fields of portable power banks and LCD screens in the PRC during the three months ended September 30, 2017.

Cost of Revenue
During the three months ended September 30, 2017, cost of revenue was $48,932 for non-related parties, and $271,651 for related parties. In the three months ended September 30, 2017, cost of revenue included the cost of raw materials and finished products purchased and the sub- contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories. In comparison, during the three months ended September 30, 2016, the cost of revenues was $38,563, for related parties and Nil for non-related parties. The difference can be attributed to the expanded our operations in the fields of portable power banks and LCD screens in the PRC during the three months ended September 30, 2017.

Gross Profit
During the three months ended September 30, 2017 and 2016, gross profit was $60,958 and $4,587, respectively. Our gross profit margin maintained at 16% during the three months ended September 30, 2017.

Selling, General and Administrative Expenses
During the three months ended September 30, 2017, and 2016, general and administrative expenses were $69,553, and $43,741, respectively. Our general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses. The expenses were significantly more in 2017 as we have expanded our operations in the PRC during this period and the operating expenses from Taizhou Ionix and Xinyu Ionix were included in the income from discontinued operation during the three months ended September 30, 2016.

Income (Loss) from Discontinued Operations
The Company disposed of the ownership in Taizhou Ionix and Xinyu Ionix in August 2016 and April 2017 respectively.

Hence the Company has presented results of Taizhou Ionix and Xinyu Ionix operations as the discontinued operations in the consolidated statements of comprehensive income (loss).

During the three months ended September 30, 2017 and 2016, income from discontinued operation was $Nil and $46,554, respectively, all of which were revenue offset by cost of sales and general and administrative expenses.

Net Income (Loss)
During the three months ended September 30, 2017 and 2016, our net loss was $10,204 compared with an income of $7,218, respectively, which included net loss from continuing operation of $10,204 and $39,336, respectively, and net income from discontinued operation of $NIL and $46,554, respectively. The difference can be attributed to the expanded our operations in the fields of portable power banks and LCD screens in the PRC during the three months ended September 30, 2017.

 Liquidity and Capital Resources

 Cash Flow from Operating Activities
During the three months ended September 30, 2017 and 2016, the Company used cash of $125,591 from operating activities compared with cash provided by operating activities of $639,281, respectively. The change was mainly due to less loss incurred from continuing operation and an increase in accounts payable outflows which were partially offset by an increase in accounts receivables inflows.

Cash Flow from Investing Activities
During the three months ended September 30, 2017 and 2016, net cash provided by (used in) investing activities was $148,947 and $(911,044), respectively.

Cash Flow from Financing Activities
During the three months ended September 30, 2017, the Company used $136,600 in cash for financing activities, which was all due to repayment of related party loans. In comparison, during the three months ended September 30, 2016, the Company received $418,043 in cash from financing activities, all of which was attributable to proceeds from related party loans.

As of September 30, 2017, we have a working capital of $55,538.

Our total current liabilities for the three months ended September 30, 2017 was $408,928 and consists primarily of accounts payables for related and non-related parties of $116,210, advances from customers of $68,721, amount due to related parties of $188,951, and accrued expenses and other current liabilities of $35,046. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2017, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On November 15, 2017 Deng Baozhu was appointed as the new legal representative of Shenzhen Baileqi Electronic Technology Co., Ltd., an indirect wholly owned subsidiary of the Company. Deng Baozhu, 31,was born on May 1, 1986. She received a Bachelor Degree from Shenzhen University in International Trade and English. In March 2010, she began work for Shenzhen Baileqi Science and Technology Co., Ltd.as a Marketing Manager and in October 2014, she left Shenzhen Baileqi Science and Technology Co., Ltd. for Shenzhen Guoxian Technology Co., Ltd. where she employed as a Purchasing Manager. Now she is the Marketing Director for Shenzhen Baileqi Electronic Technology Co., Ltd. since March 2016.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on October 13, 2017 as part of our Annual Report on Form 10-K
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed with the SEC on May 22, 2017 as Exhibit 21.1 to Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: November 20, 2017	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: November 20, 2017	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 20, 2017	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief (Principal) Executive Officer, Secretary, Treasurer and Sole Director

Date: November 20, 2017	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief (Principal) Financial Officer