Form 10-Q
period 2017-12-31
IONIX TECHNOLOGY, INC.
filed 2018-02-14
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of February 14, 2018 there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of February 14, 2018, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.
FORM 10-Q
DECEMBER 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2017	June 30, 2017
ASSETS
Current Assets:
Cash	$71,267	$186,767
Accounts receivable	85,540	292,265
Inventory	256,783	53,163
Advances to suppliers - non-related parties	1,059	118,647
- related parties	91,326	-
Other receivables	-	147,615
Prepaid expenses and other current assets	24,216	10,755
Total Current Assets	530,191	809,212
Total Assets	$530,191	$809,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - non-related parties	$112,874	$96,378
- related parties	46,040	159,861
Advance from customers	35,194	72,476
Due to related parties	218,540	323,599
Accrued expenses and other current liabilities	47,360	94,844
Total Current Liabilities	460,008	747,158

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 99,003,000 shares issued and outstanding	9,900	9,900
Additional paid in capital	237,246	237,246
Accumulated deficit	(183,931)	(183,441)
Accumulated other comprehensive income (loss)	6,468	(2,151)
Total Stockholders’ Equity	70,183	62,054
Total Liabilities and Stockholders’ Equity	$530,191	$809,212

 The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$750,944	$2,081,666	$1,132,485	$2,124,816

Cost of revenues - Non-related parties	64,971	478,409	113,903	478,409
- Related parties	607,020	1,456,956	878,671	1,495,519
Total Cost of Revenues	671,991	1,935,365	992,574	1,973,928

Gross profit	78,953	146,301	139,911	150,888

Operating expenses
Selling, general and administrative expense	61,475	149,102	131,028	192,843
Total operating expenses	61,475	149,102	131,028	192,843

Income (loss) from continuing operations before income tax	17,478	(2,801)	8,883	(41,955)

Income tax	7,764	1,255	9,373	1,437

Net income (loss) from continuing operations	9,714	(4,056)	(490)	(43,392)

Discontinued operations
Income (loss) from discontinued operations, net of tax	-	(10,150)	-	55,294
Loss from disposal of discontinued operations	-	-	-	(18,890)

Total income (loss) from discontinued operations	-	(10,150)	-	36,404

Net income (loss)	9,714	(14,206)	(490)	(6,988)

Other comprehensive income

Foreign currency translation adjustment	4,931	1,526	8,619	2,018

Comprehensive income (loss)	$14,645	$(12,680)	$8,129	$(4,970)

Income (Loss) Per Share
Basic and Diluted - continuing operation	$0.00	$(0.00)	$(0.00)	$(0.00)
- discontinued operation	$0.00	$(0.00)	$0.00	$0.00
Total	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	99,003,000	99,003,000	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(490)	$(6,988)
Net income from discontinued operation	-	36,404
Net loss from continuing operation	(490)	(43,392)
Adjustments required to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	214,351	(438,356)
Inventory	(197,363)	(1,181,186)
Advances to suppliers - non-related parties	120,004	(849,931)
Advances to suppliers - related parties	(89,483)	(28,675)
Prepaid expenses	(11,277)	(14,837)
Accounts payable - non-related parties	12,272	183,093
Accounts payable - related parties	(117,978)	631,589
Advance from customers	(39,455)	818,016
Accrued expenses and other current liabilities	(49,342)	6,023
Net cash used in continuing operation	(158,761)	(917,656)
Net cash used in discontinued operation	-	(51,277)
Net cash used in operating activities	(158,761)	(968,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Other receivables	148,947	-
Proceeds from disposal of subsidiary	-	5,000
Net cash provided by continuing operation	148,947	5,000
Net cash provided by discontinued operation	-	-
Net cash provided by investing activities	148,947	5,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) loans from related parties	(109,413)	966,547
Net cash provided by (used in) continuing operation	(109,413)	966,547
Net cash provided by discontinued operation	-	52,342
Net cash provided by (used in) financing activities	(109,413)	1,018,889

Effect of exchange rate changes on cash	3,727	3,746

Net increase (decrease) in cash	(115,500)	58,702

Cash, beginning of period	186,767	59,758

Cash, end of period	$71,267	$118,460

Supplemental disclosure of cash flow information:
Cash paid for income tax	$5,163	$514
Cash paid for interests	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
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

On February 17, 2016, the Board ratified, approved, and authorized the Company, as the sole member of Well Best International Investment Limited (“Well Best”), on the formation of Taizhou Ionix Technology Company Limited (“Taizhou Ionix”), a company formed under the laws of China on December 17, 2015, and a wholly-owned subsidiary of Well Best. As a result, Taizhou Ionix is an indirect wholly-owned subsidiary of the Company. Taizhou Ionix conducted no business between its date of incorporation and date approved by the Board.  Taizhou Ionix was formed to (i) develop, design, and manufacture lithium-ion batteries for electric vehicles, and (ii) act as an investment holding company that may acquire other businesses located in China. On August 19, 2016, Well Best sold 100% ownership of Taizhou Ionix to one of its directors. (See Note 4).

On May 19, 2016, the Company, as the sole member of Well Best, formed Xinyu Ionix Technology Company Limited (“Xinyu Ionix”), a company formed under the laws of China. As a result Xinyu Ionix is a wholly-owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Xinyu Ionix started operation in August 2016 and focused on developing and designing lithium batteries as well as to act as an investment company that may acquire other businesses located in China. On April 30, 2017, Well Best sold 100% ownership of Xinyu Ionix to one of its directors. (See Note 4).

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $183,931 at December 31, 2017 and has not generated sufficient cash flow from its continuing operations for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company may need to raise additional capital from external sources or obtain loans from officers and shareholders in order to continue the long-term efforts contemplated under its business plan. The Company is pursuing other revenue streams which could include strategic acquisitions or possible joint ventures of other business segments.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2017 and the results of operations and cash flows for the periods ended December 31, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending June 30, 2018 or for any subsequent periods. The balance sheet at June 30, 2017 has been derived from the audited financial statements at that date.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2017	June 30, 2017

Balance sheet items, except for equity accounts	6.5063	6.7744

	Six Months Ended December 31,

	2017	2016

Items in statements of comprehensive income (loss) and cash flows	6.6404	6.7725

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

The following table shows the result of operations of Taizhou Ionix for the period from July 1 to August 19, 2016 which are included in the income (loss) from discontinued operations:

For the period from July 1 to August 19, 2016
Revenue	$173,005
Cost of revenue	152,465
Gross profit	20,540

Selling, general and administrative expenses	8,917

Income before income taxes	11,623
Provision for income taxes	2,906
Net income	$8,717

Xinyu Ionix

On April 30, 2017, Well Best, a wholly-owned subsidiary of the Company, sold 100% of its equity interest in Xinyu Ionix to Zhengfu Nan for RMB 100 (approximately $14USD) pursuant to a Share Transfer Agreement dated April 30, 2017 (the “Agreement”). The Company believed that the manufacturing contract between Xinyu Ionix and Jiangxi Huanming Technology Co., Ltd. regarding the production of lithium batteries was not beneficial to the Company. As a result, (i) Xinyu Ionix is no longer an indirect, wholly-owned subsidiary of the Company, and (ii) Mr. Nan is no longer affiliated with the Company. Well Best recorded a loss of $31,115 on disposal of Xinyu Ionix at the date of sale.

The following table shows the results of operations of Xinyu Ionix for the three and six months ended December 31, 2016 which are included in the income (loss) from discontinued operations:

	For the three months ended December 31,2016	For the six months ended December 31,2016
Revenue	$5,414	$849,523
Cost of revenue	4,929	761,499
Gross profit	485	88,024

Selling, general and administrative expenses	6,404	18,306

Income (loss) before income taxes	(5,919)	69,718
Provision for income taxes	4,231	23,141
Net income (loss)	$(10,150)	$46,577

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the raw materials and finished goods.

Inventories consist of the following:

	December 31, 2017	June 30, 2017

Raw materials	$-	$53,163

Finished goods	256,783	-

Total inventories	$256,783	$53,163

NOTE 6 - OTHER RECEIVABLES

Other receivables represent short term advances to third parties. They are interest free, unsecured and repayable on demand. The balance of the other receivables as of June 30, 2017 was repaid in full in September 2017.

NOTE 7 - DUE TO RELATED PARTIES

Manufacture – related party

On September 1, 2016, Baileqi entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi. The owner of Shenzhen Baileqi S&T is also a shareholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of December 31, 2017.  Baileqi made payments to Shenzhen Baileqi S&T for manufacturing cost. The manufacturing costs incurred with Shenzhen Baileqi S&T was $271,186 and $108,218 for the six months ended December 31, 2017 and 2016, respectively, and the amount of $123,035 and $74,449 respectively were included in cost of revenue.

The manufacturing costs incurred with Shenzhen Baileqi S&T was $79,083 and $108,218 for the three months ended December 31, 2017 and 2016, respectively, and the amount of $78,868 and $74,449 respectively were included in cost of revenue.

Purchase from related party

During the six months ended December 31, 2017, the Company purchased $391,804 and $410,976 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of December 31, 2017. The amount of $391,804 and $363,832 were included in the cost of revenue.

During the six months ended December 31, 2016, the Company purchased $1,432,966 and $107,596 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock. The amount of $1,374,993 and $46,077 were included in the cost of revenue.

During the three months ended December 31, 2017, the Company purchased $328,159 and $236,511 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of December 31, 2017. The amount of $328,159 and $199,993 were included in the cost of revenue.

During the three months ended December 31, 2016, the Company purchased $1,339,158 and $64,349 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock. The amount of $1,347,607 and $34,900 were included in the cost of revenue.

The Company made advances of $91,326 to Keenest for future purchases as of December 31, 2017.  The trade balance payable to Shenzhen Baileqi S&T were $46,040 and $159,861 respectively as of December 31, 2017 and June 30, 2017.

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	December 31, 2017	June 30, 2017

Ben Wong (1)	$143,792	$143,792

Yubao Liu (6)	29,998	-

Changyong Yang (2)	-	122,820

Xin Sui (3)	1,992	6,992

Baozhen Deng (4)	8,944	8,590

Shenzhen Baileqi S&T (5)	33,814	41,405

	$218,540	$323,599

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

 (6) Yubao Liu is the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in Ionix Technology, Inc.

During the six months ended December 31, 2017, Welly Surplus paid $5,000 to Xin Sui for loan repayment.  Baileqi Electronic paid $9,111 to Shenzhen Baileqi S&T to reduce the loan balance.  Lisite Science paid $122,820 to Changyong Yang for loan repayment.

 During the six months ended December 31, 2017, Yubao Liu advanced $29,998 to Well Best.

During the six months ended December 31, 2016, Ben Wong advanced $59,874 to Well Best and he received the proceeds of $5,000 from sales of Taizhou Ionix on behalf of the Company.  Changyong Yang (a stockholder of the Company) advanced $890,055 to Lisite Science. Xin Sui, a member of the board of directors of Welly Surplus, advanced $7,136 to Welly Surplus.

NOTE 8 - CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues for the six months ended December 31, 2017 and 2016 respectively and its outstanding balance of accounts receivable as of December 31, 2017 and 2016 respectively are presented as follows:

	For the six months ended December 31, 2017		As of December 31, 2017
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$293,260	26%	$-	-%
Customer B	174,278	15%	79,400	93%
Total	$467,538	41%	$79,400	93%

	For the six months ended December 31, 2016		As of December 31, 2016
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$1,379,047	65%	$393,882	92%
Customer B	362,708	17%	-	-%
Total	$1,741,755	82%	$393,882	92%

	For the three months ended December 31, 2017		As of December 31, 2017
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$293,260	39%	$-	-%
Customer B	173,883	23%	79,400	93%
Total	$467,143	62%	$79,400	93%

	For the three months ended December 31, 2016		As of December 31, 2016
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$1,379,047	66%	$393,882	92%
Customer B	349,323	17%	-	-%
Total	$1,728,370	83%	$393,882	92%

All customers are located in the PRC.

Major suppliers

The supplier who accounted for 10% or more of the Company’s total purchases (materials and services) for the six months ended December 31, 2017 and 2016 respectively and its outstanding balance of accounts payable as of December 31, 2017 and 2016 respectively are presented as follows:

	For the six months ended December 31, 2017		As of December 31, 2017
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A-related party	$391,804	33%	$-	-%
Supplier B-related party	682,162	57%	46,040	29%
Total	$1,073,966	90%	$46,040	29%

	For the six months ended December 31, 2016		As of December 31, 2016
	Total Purchase	Percentage of total purchase	Accounts payable/Due to related parties	Percentage of accounts payable

Supplier A-Related party	$1,432,966	45%	$616,612	78%
Total	$1,432,966	45%	$616,612	78%

	For the three months ended December 31, 2017		As of December 31, 2017
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A-related party	$328,159	51%	$-	-%
Supplier B-related party	315,594	49%	46,040	29%
Total	$643,753	100%	$46,040	29%

	For the three months ended December 31, 2016		As of December 31, 2016
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A-Related party	$1,339,158	48%	$616,612	78%
Total	$1,339,158	48%	$616,612	78%

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

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

The Company has shown losses since inception.  As a result it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2011 and after were still open to audit as of December 31, 2017.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of December 31, 2017.

Hong Kong

The Well Best and Welly Surplus are registered in Hong Kong. For the six months ended December 31, 2017 and 2016, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

Lisite Science and Baileqi Electronic are operating in the PRC and is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	For the six months ended December 31
	2017	2016

U.S. Statutory rate	$3,109	$(14,684)
Tax rate difference between China and U.S.	(2,222)	2,653
Change in Valuation Allowance	8,486	13,468
Effective tax rate	$9,373	$1,437

The provisions for income taxes are summarized as follows:	For the six months ended December 31,
	2017	2016
Current	$9,373	$1,437
Deferred	-	-
Total	$9,373	$1,437

As of December 31, 2017, the Company has approximately $290,000 net operating loss carryforwards available in the U.S. and Hong Kong to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

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

Results of Operations for the three and six months ended December 31, 2017 and 2016

Revenue
During the three months ended December 31, 2017 and 2016, revenue was $750,944 and $2,081,666, respectively. The difference can be attributed to the time-consuming business transformation in the fields of portable power banks (including the arrangement to stop manufacturing the portable power banks with low margin and switching the focus to the ones with much higher gross margin) during the three months ended December 31, 2017.

During the six months ended December 31, 2017 and 2016, revenue was $1,132,485 and $2,124,816, respectively. The difference can be attributed to the time-consuming business transformation in the fields of portable power banks (including the arrangement to stop manufacturing the portable power banks with low margin and switching the focus to the ones with much higher gross margin ) during the six months ended December 31, 2017.

Cost of Revenue
Cost of revenue included the cost of raw materials and finished products purchased and the sub- contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories. During the three months ended December 31, 2017, cost of revenue was $64,971 for non-related parties and $607,020 for related parties. In comparison, during the three months ended December 31, 2016, the cost of revenues was $478,409 for non-related parties and $1,456,956 for related parties. The difference can be attributed to decrease in revenue from the time-consuming business transformation in the fields of portable power banks during the three months ended December 31, 2017.

During the six months ended December 31, 2017, cost of revenue was $113,903 for non-related parties and $878,671 for related parties. In comparison, during the six months ended December 31, 2016, cost of revenue was $478,409 for non-related parties and $1,495,519 for related parties. The difference can be attributed to  decrease in revenue from the time-consuming business transformation in the fields of portable power banks during the six months ended December 31, 2017.

Gross Profit
During the three months ended December 31, 2017 and 2016, gross profit was $78,953 and $146,301, respectively. Our gross profit margin maintained at 11% during the three months ended December 31, 2017 as compared to 7% for the three months ended December 31, 2016. During the six months ended December 31, 2017 and 2016, gross profit was $139,911 and $150,888, respectively.  Our gross profit margin maintained at 12% for the six months ended December 31, 2017 as compared to 7% for the six months ended December 31, 2016. The increase in both the three and six month periods ended December 31, 2017 as compared to December 31, 2016 can be attributed to a transformation in the Company’s portable power bank operations (including the arrangement to stop manufacturing the portable power banks with low margin and switching the focus to the ones with much higher gross margins).

Selling, General and Administrative Expenses
During the three months ended December 31, 2017, and 2016, general and administrative expenses were $61,475, and $149,102, respectively. Our general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses. The difference can be attributed to the stricter practices for cost control in operating expenses during the three months ended December 31, 2017.

During the six months ended December 31, 2017, and 2016, general and administrative expenses were $131,028, and $192,843, respectively.  The difference can be attributed to the stricter practices for cost control in operating expenses  during the six months ended December 31, 2017.

Income (Loss) from Discontinued Operations
The Company disposed of the ownership in Taizhou Ionix and Xinyu Ionix in August 2016 and April 2017 respectively.

Hence the Company has presented results of Taizhou Ionix and Xinyu Ionix operations as the discontinued operations in the consolidated statements of comprehensive income (loss).

During the three months ended December 31, 2017 and 2016, total loss from discontinued operations was $Nil and $(10,150), respectively. During the six months ended December 31, 2017 and 2016, total income (loss) from discontinued operation was $Nil and $36,404, respectively

Net Income (Loss)
During the three months ended December 31, 2017 and 2016, our net income was $9,714 compared with a loss of $14,206, respectively. The difference can be attributed to the strict cost control in operating expenses during the three months ended December 31, 2017.

During the six months ended December 31, 2017 and 2016, our net loss was $490 compared with a loss of $6,988, respectively. The difference can be attributed to the strict cost control in operating expenses during the six months ended December 31, 2017.

 Liquidity and Capital Resources

 Cash Flow from Operating Activities
During the six months ended December 31, 2017 and 2016, net cash used in operating activities was $158,761 and $968,933, respectively. The change was mainly due to less loss incurred from continuing operation and an increase in accounts receivables inflows which were partially offset by an increase in accounts payable outflows. Additionally, (i) our inventory increased from $(1,181,186) in the six months ended December 31, 2016, to $(197,363) in the same period ended 2017; (ii) our Advances to suppliers for non-related parties increased from $(849,931) in 2016, to $120,004 in 2017; and (iii) advances from customers decreased from $818,016 in 2016 to $(39,455) in 2017.

Cash Flow from Investing Activities
During the six months ended December 31, 2017 and 2016, net cash provided by investing activities was $148,947 and $5,000, respectively.

Cash Flow from Financing Activities
During the six months ended December 31, 2017, the Company used $109,413 in cash for financing activities, which was all due to repayment of related party loans. In comparison, during the six months ended December 31, 2016, the Company received $1,018,889 in cash from financing activities, all of which was attributable to proceeds from related party loans.

As of December 31, 2017, we have a working capital of $70,183.

Our total current liabilities as of December 31, 2017 was $460,008 and consists primarily of accounts payables for related parties of $46,040 and non-related parties of $112,874, advances from customers of $35,194, amount due to related parties of $218,540, and accrued expenses and other current liabilities of $47,360. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

We will require approximately $170,000 to fund our working capital needs as follows:

Audit and accounting	50,000
Legal Consulting fees	50,000
Salary and wages	30,000
Edgar/XBRL filing, transfer agent and miscellaneous	40,000
Total	$170,000

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

None.

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

Ionix Technology, Inc.

Date: February 14, 2018	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: February 14, 2018	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2018	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief (Principal) Executive Officer, Secretary, Treasurer and Sole Director

Date: February 14, 2018	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief (Principal) Financial Officer