Form 10-Q
period 2018-03-31
IONIX TECHNOLOGY, INC.
filed 2018-05-14
CIK 1528308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December March 31, 2018

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

As of May 14, 2018 there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of May 14, 2018, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.
FORM 10-Q
MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	June 30, 2017
ASSETS
Current Assets:
Cash	$370,362	$186,767
Accounts receivables	54,845	292,265
Inventory	157,566	53,163
Advances to suppliers - non-related parties	931	118,647
-related parties	243,883	-
Other receivables	-	147,615
Prepaid expenses and other current assets	22,371	10,755
Total Current Assets	849,958	809,212
Total Assets	$849,958	$809,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - non-related parties	$221,673	$96,378
- related parties	102,557	159,861
Advance from customers	108,930	72,476
Due to related parties	236,911	323,599
Accrued expenses and other current liabilities	53,786	94,844
Total Current Liabilities	723,857	747,158

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 99,003,000 shares issued and outstanding	9,900	9,900
Additional paid in capital	237,246	237,246
Accumulated deficit	(138,771)	(183,441)
Accumulated other comprehensive income (loss)	17,226	(2,151)
Total Stockholders’ Equity	126,101	62,054
Total Liabilities and Stockholders’ Equity	$849,958	$809,212

 The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$1,054,933	$2,007,592	$2,187,418	$4,132,408

Cost of revenues - Non-related parties	38,725	425,576	152,628	903,985
- Related parties	906,924	1,482,896	1,785,595	2,978,415
Total Cost of Revenues	945,649	1,908,472	1,938,223	3,882,400

Gross profit	109,284	99,120	249,195	250,008

Operating expenses
Selling, general and administrative expense	57,927	66,128	188,955	258,971
Total operating expenses	57,927	66,128	188,955	258,971
Income (loss) from continuing operations before income tax	51,357	32,992	60,240	(8,963)

Income tax	6,197	2,250	15,570	3,687

Net income (loss) from continuing operations	45,160	30,742	44,670	(12,650)

Discontinued operations
Income (loss) from discontinued operations, net of tax	-	(14,688)	-	40,606
Loss from disposal of discontinued operations	-	-	-	(18,890)
Total income (loss) from discontinued operations	-	(14,688)	-	21,716

Net income	45,160	16,054	44,670	9,066

Other comprehensive income (loss)
Foreign currency translation adjustment	10,758	(5,079)	19,377	(3,061)

Comprehensive income	$55,918	$10,975	$64,047	$6,005

Income (Loss) Per Share
Basic and Diluted - continuing operation	$0.00	$0.00	$0.00	$(0.00)
- discontinued operation	$0.00	$(0.00)	$0.00	$0.00
Total	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding - Basic and Diluted	99,003,000	99,003,000	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,670	$9,066
Net income from discontinued operation	-	21,716
Net income(loss) from continuing operation	44,670	(12,650)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	250,770	(60,863)
Inventory	(96,298)	(1,348,390)
Advances to suppliers - non-related parties	122,315	(375,120)
Advances to suppliers - related parties	(234,503)	-
Prepaid expenses	(10,570)	(4,066)
Accounts payable - non-related parties	113,062	106,129
Accounts payable - related parties	(67,397)	632,826
Advance from customers	29,477	118,749
Accrued expenses and other current liabilities	(44,979)	3,638
Net cash provided by (used in) continuing operation	106,547	(939,747)
Net cash used in discontinued operation	-	(57,281)
Net cash provided by (used in) operating activities	106,547	(997,028)

CASH FLOWS FROM INVESTING ACTIVITIES
Other receivables	153,292	-
Proceeds from disposal of subsidiary	-	5,000
Net cash provided by continuing operation	153,292	5,000
Net cash provided by discontinued operation	-	-
Net cash provided by investing activities	153,292	5,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) loans from related parties	(94,920)	974,778
Net cash provided by (used in) continuing operation	(94,920)	974,778
Net cash provided by discontinued operation	-	57,282
Net cash provided by (used in) financing activities	(94,920)	1,032,060

Effect of exchange rate changes on cash	18,676	2,708

Net increase in cash	183,595	42,740

Cash, beginning of period	186,767	59,758

Cash, end of period	$370,362	$102,498

Supplemental disclosure of cash flow information:

Cash paid for income tax	$10,484	$5,074
Cash paid for interests	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

On December 29, 2016, the Company’s Board of Directors approved and ratified to invest 99,999 HK dollars for 99.999% of the issued and outstanding stock of Welly Surplus International Limited (“Welly Surplus”), a limited company formed under the laws of Hong Kong on January 18, 2016. As a result of the investment, the Company became the majority shareholder of Welly Surplus, owning 99.999% of the outstanding stock of Welly Surplus, Mr. Xin Sui, a director, owns 0.001% of the outstanding stock of Welly Surplus. Welly Surplus will act as the accounting and financial base for the Company and shall focus on assisting the Company with all of the Company’s financial affairs. Welly Surplus had no operating activities from inception until the date of acquisition.

On February 20, 2018, the Company’s Board of Directors approved and ratified the incorporation of Changchun Fangguan Photoelectric Display Technology Co. Ltd. (“Changchun”), a limited liability company formed in China on February 1, 2018. Well Best is the sole shareholder of Changchun. As a result, Changchun is an indirect, wholly-owned subsidiary of the Company. Changchun will act as a manufacturing base for the Company and shall focus on developing and producing high-end intelligent electronic equipment, such as LCD screens.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $138,771 at March 31, 2018 and has not generated sufficient cash flow from its continuing operations for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company may need to raise additional capital from external sources or obtain loans from officers and shareholders in order to continue the long-term efforts contemplated under its business plan. The Company is pursuing other revenue streams which could include strategic acquisitions or possible joint ventures of other business segments.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the periods ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending June 30, 2018 or for any subsequent periods. The balance sheet at June 30, 2017 has been derived from the audited financial statements at that date.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2018	June 30, 2017

Balance sheet items, except for equity accounts	6.2726	6.7744

	Nine Months Ended March 31,
	2018	2017

Items in statements of comprehensive income (loss) and cash flows	6.5235	6.7537

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

NOTE 4 - DISCONTINUED OPERATIONS

Taizhou Ionix

On August 19, 2016, Well Best entered into a share transfer agreement whereby Well Best sold 100% of its equity interest in Taizhou Ionix to Mr. GuoEn Li, the sole director and officer of Taizhou Ionix for approximately RMB 30,000 (approximately $5,000USD). Well Best was the sole shareholder of Taizhou Ionix. The Company believed that the manufacturing contract between Taizhou Ionix and Taizhou Jiunuojie Electronic Technology Limited regarding the production of lithium batteries was not beneficial to the Company. As a result, (i) Taizhou Ionix is no longer an indirect, wholly-owned subsidiary of the Company, and (ii) Mr. Li is no longer affiliated with the Company. Well Best recorded a loss of $18,890 on disposal of Taizhou Ionix which was included in the loss from disposal of discontinued operations on statements of comprehensive income.

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

The following table shows the results of operations of Xinyu Ionix for the three and nine months ended March 31, 2017, which are included in the income (loss) from discontinued operations:

	For the three months ended March 31, 2017	For the nine months ended March 31, 2017
Revenue	$-	$849,523
Cost of revenue	-	761,499
Gross profit	-	88,024

Selling, general and administrative expenses	14,688	32,994

Income (loss) before income taxes	(14,688)	55,030
Provision for income taxes	-	23,141
Net income (loss)	$(14,688)	$31,889

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value and are composed of the raw materials and finished goods.

Inventories consist of the following:

	March 31, 2018	June 30, 2017

Raw materials	$-	$53,163
Finished goods	157,566	-
Total inventories	$157,566	$53,163

NOTE 6 - OTHER RECEIVABLES

Other receivables represent short term advances to third parties. They are interest free, unsecured and repayable on demand. The balance of the other receivables as of June 30, 2017 was repaid in full in September 2017.

NOTE 7 - DUE TO RELATED PARTIES

Manufacture – related party

On September 1, 2016, Baileqi entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi. The owner of Shenzhen Baileqi S&T is also a shareholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of March 31, 2018.  The manufacturing costs incurred with Shenzhen Baileqi S&T was $276,043 and $152,560 for the nine months ended March 31, 2018 and 2017, respectively, and the amount of $233,970 and $141,170 respectively were included in cost of revenue.

The manufacturing costs incurred with Shenzhen Baileqi S&T was zero and $44,342 for the three months ended March 31, 2018 and 2017, respectively, and the amount of $110,935 and $66,721 respectively were included in cost of revenue.

Purchase from related party

During the nine months ended March 31, 2018, the Company purchased $949,941 and $504,144 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of March 31, 2018. The amount of $949,941 and $504,108 were included in the cost of revenue.

During the nine months ended March 31, 2017, the Company purchased $2,668,927 and $251,344 from Keenest and Shenzhen Baileqi S&T. The amount of $2,610,793 and $226,452 were included in the cost of revenue.

During the three months ended March 31, 2018, the Company purchased $558,137 and $93,168 from Keenest and Shenzhen Baileqi S&T. The amount of $558,137 and $140,276 were included in the cost of revenue.

During the three months ended March 31, 2017, the Company purchased $1,235,962 and $143,747 from Keenest and Shenzhen Baileqi S&T. The amount of $1,235,800 and $180,375 were included in the cost of revenue.

During the three and nine months ended March 31, 2018, the Company also purchased $97,576 from Changchun Fangguan Electronic Science and Technology Co., Ltd. (“Fangguan S&T”).  The legal representative of Fangguan S&T is the president and a member of the board of directors of Changchun.  The amount of $97,576 was included in the cost of revenue.

The Company made advances of $243,883 to Keenest for future purchases as of March 31, 2018.  The trade balance payable to Shenzhen Baileqi S&T were $102,557 and $159,861 respectively as of March 31, 2018 and June 30, 2017.

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	March 31, 2018	June 30, 2017
Ben Wong (1)	$143,792	$143,792
Yubao Liu (6)	49,966	-
Changyong Yang (2)	-	122,820
Xin Sui (3)	1,992	6,992
Baozhen Deng (4)	4,494	8,590
Shenzhen Baileqi S&T (5)	35,073	41,405
Jialin Liang (7)	1,594	-
	$236,911	$323,599

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

(7) Jialin Liang is the president and a member of the board of directors of Changchun.

During the nine months ended March 31, 2018, Welly Surplus refunded $5,000 to Xin Sui.  Baileqi Electronic refunded $9,274 and $4,599 to Shenzhen Baileqi S&T and Baozhen Deng.  Lisite Science refunded $122,820 to Changyong Yang.

During the nine months ended March 31, 2018, Yubao Liu advanced $49,966 to Well Best.

During the nine months ended March 31, 2018, Jialin Liang advanced $1,594 to Changchun.

During the nine months ended March 31, 2017, Ben Wong advanced $59,874 to Well Best and he received the proceeds of $5,000 from sales of Taizhou Ionix on behalf of the Company.  Changyong Yang, a stockholder of the Company, advanced $898,546 to Lisite Science.  Xin Sui, a member of the board of directors of Welly Surplus, advanced $6,992 to Welly Surplus.

NOTE 8 - CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues for the nine months ended March 31, 2018 and 2017 respectively and its outstanding balance of accounts receivable as of March 31, 2018 and 2017 respectively are presented as follows:

	For the nine months ended March 31, 2018		As of March 31, 2018
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$712,129	33%	$-	-%
Customer B	298,513	14%	-	-%
Total	$1,010,642	47%	$-	-%

	For the nine months ended March 31, 2017		As of March 31, 2017
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$2,653,960	64%	$59,571	100%
Customer B	394,954	10%	-	-%
Total	$3,048,914	74%	$59,571	100%

	For the three months ended March 31, 2018		As of March 31, 2018
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$606,122	58%	$-	-%
Customer B	196,528	19%	-	-%
Total	$802,650	77%	$-	-%

	For the three months ended March 31, 2017		As of March31, 2017
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$1,274,914	64%	$59,571	100%
Customer B	394,954	20%	-	-%
Total	$1,669,868	84%	$59,571	100%

All customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) for the nine months ended March 31, 2018 and 2017 respectively and its outstanding balance of accounts payable as of March 31, 2018 and 2017 respectively are presented as follows:

	For the nine months ended March 31, 2018		As of March 31, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable
Supplier A-related party	$780,187	38%	$102,557	32%
Supplier B-related party	949,941	47%	-	-%
Total	$1,730,128	85%	$102,557	32%

	For the nine months ended March 31, 2017		As of March 31, 2017
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A-related party	$2,668,927	51%	$577,741	80%
Total	$2,668,927	51%	$577,741	80%

	For the three months ended March 31, 2018		As of March 31, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A-related party	$558,137	66%	$-	-%
Supplier B-related party	93,168	12%	102,557	32%
Supplier C-related party	97,576	12%	-	-%
Total	$748,881	90%	$102,557	32%

	For the three months ended March 31, 2017		As of March 31, 2017
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A-related party	$1,235,962	60%	$577,741	80%
Total	$1,235,962	60%	$577,741	80%
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

The Company has shown losses since inception.  As a result it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2011 and after were still open to audit as of March 31, 2018.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of March 31, 2018.

Hong Kong

The Well Best and Welly Surplus are registered in Hong Kong and subject to income tax rate of 16.5%. For the nine months ended March 31, 2018 and 2017, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

Lisite Science , Changchun and Baileqi Electronic are operating in the PRC and is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

The reconciliation of income tax expense at the U.S. statutory rates of 21% and 35% to the Company’s effective tax rate is as follows:

	For the nine months ended March 31
	2018	2017
	at 21%	at 35%
U.S. Statutory rate	$12,650	$(3,137)
Tax rate difference between China and U.S.	(8,114)	(11,112)
Change in Valuation Allowance	10,703	18,027
Permanent difference	331	(91)
Effective tax rate	$15,570	$3,687

The provisions for income taxes are summarized as follows:
	For the nine months ended March 31,
	2018	2017
Current	$15,570	$3,687
Deferred	-	-
Total	$15,570	$3,687

As of March 31, 2018, the Company has approximately $318,000 net operating loss carryforwards available in the U.S. and Hong Kong to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

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

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

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

Results of Operations for the three and nine months ended March 31, 2018 and 2017

Revenue
During the three months ended March 31, 2018 and 2017, revenue was $1,054,933 and $2,007,592, respectively. The difference can be attributed to the time-consuming business transformation in the fields of portable power banks (including the arrangement to stop manufacturing the portable power banks with low margin and switching the focus to the ones with much higher gross margin) during the three months ended March 31, 2018.

During the nine months ended March 31, 2018 and 2017, revenue was $2,187,418 and $4,132,408, respectively. The difference can be attributed to the time-consuming business transformation in the fields of portable power banks (including the arrangement to stop manufacturing the portable power banks with low margin and switching the focus to the ones with much higher gross margin) during the nine months ended March 31, 2018.

Cost of Revenue
Cost of revenue included the cost of raw materials and finished products purchased and the sub- contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories. During the three months ended March 31, 2018, cost of revenue was $38,725 for non-related parties and $906,924 for related parties. In comparison, during the three months ended March 31, 2017, the cost of revenues was $425,576 for non-related parties and $1,482,896 for related parties. The difference can be attributed to decrease in revenue from the time-consuming business transformation in the fields of portable power banks during the three months ended March 31, 2018.

During the nine months ended March 31, 2018, cost of revenue was $152,628 for non-related parties and $1,785,595 for related parties. In comparison, during the nine months ended March 31, 2017, cost of revenue was $903,985 for non-related parties and $2,978,415 for related parties. The difference can be attributed to decrease in revenue from the time-consuming business transformation in the fields of portable power banks during the nine months ended March 31, 2018.

Gross Profit
During the three months ended March 31, 2018 and 2017, gross profit was $109,284 and $99,120, respectively. Our gross profit margin maintained at 10% during the three months ended March 31, 2018 as compared to 5% for the three months ended December 31, 2017. During the nine months ended March 31, 2018 and 2017, gross profit was $249,195 and $250,008, respectively.  Our gross profit margin maintained at 11% for the nine months ended March 31, 2018 as compared to 6% for the nine months ended March 31, 2017. The increase in both the three and nine month periods ended March 31, 2018 as compared to March 31, 2017 can be attributed to a transformation in the Company’s portable power bank operations (including the arrangement to stop manufacturing the portable power banks with low margin and switching the focus to the ones with much higher gross margins).

Selling, General and Administrative Expenses
During the three months ended March 31, 2018, and 2017, general and administrative expenses were $57,927, and $66,128, respectively. Our general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses. The difference can be attributed to the stricter practices for cost control in operating expenses during the three months ended March 31, 2018.

During the nine months ended March 31, 2018, and 2017, general and administrative expenses were $188,955, and $258,971, respectively.  The difference can be attributed to the stricter practices for cost control in operating expenses during the nine months ended March 31, 2018.

Income (Loss) from Discontinued Operations
The Company disposed of the ownership in Taizhou Ionix and Xinyu Ionix in August 2016 and April 2017 respectively.

Hence the Company has presented results of Taizhou Ionix and Xinyu Ionix operations as the discontinued operations in the consolidated statements of comprehensive income (loss).

During the three months ended March 31, 2018 and 2017, total income (loss) from discontinued operations was $Nil and $(14,688), respectively. During the nine months ended March 31, 2018 and 2017, total income (loss) from discontinued operation was $Nil and $21,716, respectively.

Net Income
During the three months ended March 31, 2018 and 2017, our net income was $45,160 compared with $16,054, respectively. The difference can be attributed to the strict cost control in operating expenses during the three months ended March 31, 2018.

During the nine months ended March 31, 2018 and 2017, our net income was $44,670 compared with $9,066, respectively. The difference can be attributed to the strict cost control in operating expenses during the nine months ended March 31, 2018.

 Liquidity and Capital Resources

 Cash Flow from Operating Activities
During the nine months ended March 31, 2018 and 2017, net cash  provided by (used in) operating activities was $106,547 and $(997,028), respectively. The change was mainly due to the change from net loss incurred to net income generated from continuing operation and an increase in accounts receivables inflows which were partially offset by an increase in accounts payable-related parties outflows. Additionally, (i) our inventory increased from $(1,348,390) in the nine months ended March 31, 2017, to $(96,298) in the period ended March 31, 2018; (ii) our advances to suppliers for non-related parties increased from $(375,120) in the nine months ended March 31, 2017, to $122,315 in the nine months ended March 31,2018; and (iii) advances from customers decreased from $118,749 in the nine months ended March 31,2017 to $29,477 in the nine months ended March 31,2018.

Cash Flow from Investing Activities
During the nine months ended March 31, 2018 and 2017, net cash provided by investing activities was $153,292 and $5,000, respectively.

Cash Flow from Financing Activities
During the nine months ended March 31, 2018, the Company used $94,920 in cash for financing activities, which was all due to repayment of related party loans. In comparison, during the nine months ended March 31, 2017, the Company received $1,032,060 in cash  from financing activities, $974,778 of which was attributable to proceeds from related party loans and $57,282 from discontinued operations.

As of March 31, 2018, we have a working capital of $126,101.

Our total current liabilities as of March 31, 2018 was $723,857 and consists primarily of accounts payables for related parties of $102,557 and non-related parties of $221,673, advances from customers of $108,930, amount due to related parties of $236,911, and accrued expenses and other current liabilities of $53,786. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

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

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

On February 20, 2018, the Company’s Board of Directors approved and ratified the incorporation of Changchun Fangguan Photoelectric Display Technology Co. Ltd. (“Changchun”), a limited liability company formed under the laws of China on February 1, 2018. Well Best is the sole shareholder of Changchun. As a result, Changchun is an indirect, wholly-owned subsidiary of the Company. Changchun will act as a manufacturing base for the Company and shall focus on developing and producing high-end intelligent electronic equipment. Additionally, on February 20, 2018, the Company ratified and approved the appointment of Jialin Liang as President and a member of the board of directors of Changchun.

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

Ionix Technology, Inc.

Date: May 14, 2018	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2018	By:	/s/ Doris Zhou
Name: Doris Zhou Title: Chief (Principal) Executive Officer, Secretary, Treasurer and Sole Director

Date: May 14, 2018	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief (Principal) Financial Officer