Form 10-K
period 2018-06-30
IONIX TECHNOLOGY, INC.
filed 2018-10-11
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $180,110,300 based upon the price ($2.90) at which the common stock was last sold as of December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of October 10, 2018, there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of October 10, 2018, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

Documents Incorporated By Reference:  None

2

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

Use of Term

Except as otherwise indicated by the context, references in this Annual Report to the words "we,""our,""us," the "Company,""IINX," or “Ionix” refers to Ionix Technology, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

On November 20, 2015, the Company’s former majority shareholder and chief executive offer, Locksley Samuels (“Seller”), completed a private common stock purchase agreement (the “SPA”) to sell his entire 21,600,000 shares of the Company’s common stock to Shining Glory Investments Limited (“Purchaser”). In connection with the SPA, the Board appointed Ms. Doris Zhou as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and director on November 20, 2015, and Seller concurrently resigned from all positions with the Company. As a result of the SPA, a change in control occurred as (i) Purchaser acquired approximately 65.45% of the Company’s common stock, and (ii) the Company’s sole officer and director after the SPA was Ms. Zhou, who has since resigned.

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

On February 17, 2016, the Board ratified, approved, and authorized the Company’s acquisition of a wholly-owned subsidiary, Well Best International Investment Limited, a limited liability company formed under the laws of Hong Kong Special Administrative Region (“Well Best”) on September 14, 2015. Well Best was acquired by Qingchun Yang, its current director, on November 10, 2015. One hundred percent interest in Well Best was transferred to Ionix Technology on February 15, 2016.Well Best's purpose is to act as an investment holding company and pursue new business ventures conducted in the Asia Pacific region excluding China. Well Best has had no activities since inception.

On November 7, 2016, the Company's Board of Directors approved and ratified the incorporation of Lisite Science Technology (Shenzhen) Co., Ltd ("Lisite Science"), a limited liability company formed under the laws of China on June 20, 2016. Well Best is the sole shareholder of Lisite Science. As a result, Lisite Science is an indirect, wholly-owned subsidiary of the Company. Lisite Science acts as a manufacturing base for the Company and shall focus on developing and producing high-end intelligent electronic equipment, specifically a power bank which is a 5 volt 2 amp, 20000mAh lithium ion battery powered portable device offering charging time of 12-18 hours that is intended to be utilized as a power source for electronic devices such as the iphone, ipad, mp3/mp4 players, PSP gaming systems, and cameras. Lisite Science commenced operations in September of 2016.

On November 7, 2016, the Company's Board of Directors approved and ratified the incorporation of Shenzhen Baileqi Electronic Technology Co., Ltd. ("Baileqi Electronic"), a limited liability company formed under the laws of China on August 8, 2016. Well Best is the sole shareholder of Baileqi Electronic. As a result, Baileqi Electronic is an indirect, wholly-owned subsidiary of the Company. Baileqi Electronic acts as a manufacturing base for the Company and shall focus on development and production of the LCD and module for civil electronic products. The module of new energy power system refers to an LCD screen that is manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors. Baileqi Electronics commenced operations in September of 2016.On September 1, 2016, Baileqi Electronics entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. ("Shenzhen Baileqi S&T") to manufacture products for Baileqi Electronics.

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

On February 20, 2018, the Company ratified and approved the appointment of Jialin Liang as President and a member of the board of directors of Changchun Fangguan Photoelectric Display Technology Co. Ltd ("Fangguan Photoelectric"). On February 20, 2018, the Company's Board of Directors approved and ratified the incorporation of Fangguan Photoelectric. Fangguan Photoelectric is a wholly owned subsidiary of Well Best International Investment Limited and an indirect wholly-owned subsidiary of Ionix Technology, Inc. (the “Company”). Fangguan Photoelectric will act as a manufacturing base for the Company .

On June 28, 2018, the Board of Directors of Ionix Technology, Inc. (the “Company”) approved and ratified the incorporation of Dalian Shizhe New Energy Technology Co., Ltd. And the Company ratified and approved the appointment of Mr. Liang Zhang as President and a member of the board of directors of Dalian Shizhe New Energy Technology Co., Ltd . Dalian Shizhe New Energy Technology Co., Ltd is a wholly owned subsidiary of Well Best International Investment Limited and an indirect wholly-owned subsidiary of Ionix Technology, Inc.

Prior Operations and Agreements

On August 19, 2016, the Board ratified, approved, and authorized the Company, as the sole member of Well Best, on the formation of Xinyu Ionix Technology Company Limited (“Xinyu Ionix”), a company formed under the laws of China on May 19, 2016. As a result Xinyu Ionix is a wholly-owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. The initial plan of Xinyu Ionix was about to focus on developing and designing lithium batteries as well as to act as an investment company that may acquire other businesses located in China. However, due to the high cost and low efficiency, since the approval date of May 19, 2016, Xinyu Ionix conducted no business.

On April 30, 2017, Well Best International Investment Limited (“Well Best”), a wholly-owned subsidiary of the Company, transferred all of its rights, title and interest to all 100% of the issued and outstanding common stock of Xinyu Ionix Technology Company Limited (“Xinyu Ionix”) to Zhengfu Nan for RMB 100($14.49 USD) pursuant to a Share Transfer Agreement dated April 30, 2017 (the “Agreement”). Following the execution of the Agreement, Mr. Nan owns 100% of Xinyu Ionix and assumes all liabilities of Xinyu Ionix. As a result Xinyu Ionix is no longer a wholly-owned subsidiary of Well Best or an indirect wholly-owned subsidiary of the Company.

Business Summary

Since January 2016, the Company has shifted its focus to becoming an aggregator of energy cooperatives to achieve optimum price and efficiency in creating and producing technology and products that emphasize long life, high output, high energy density, and high reliability. By and through its wholly owned subsidiary, Well Best and the indirect subsidiaries, Baileqi Electronics, Lisite Science, Welly Surplus, Fangguan Photoelectric and Shizhe New Energy, the Company has commenced its main operations of high-end intelligent electronic equipment and photoelectric display products in China, which are in the new-type rising industries.

The Company believes that owning and operating its own manufacturing plant would be too costly and the technologies would be decentralized. However, by outsourcing manufacturing, the Company can devote its resources to research and development, design, and marketing of electronic control technologies, automotive battery technologies, and material and component technologies, including lithium-ion battery products for use in electric cars and the terminal technology control of liquid crystal display.

The Company, Well Best, Welly Surplus, Baileqi Electronics, Lisite Science, Fangguan Photoelectric and Shizhe New Energy are actively seeking additional new prospects for technology enhancements, design, manufacturing and production of the Company’s operation of high-end intelligent electronic equipment and more cutting-edge LCD technologies , such as portable power banks and TFT products and future product development.

Products and Projects

Civil Electronics

With the high-speed development in the new energy industry, the high-tech and relevant key accessories an essential role in the energy industry supply chain. LCD displays are widely used in the end products of the new energy industry.

Since the beginning of 2017, the Company has expanded its focus to development and production of LCD’s and modules for civil electronic products and portable power packs. By and through its wholly owned subsidiary, Well Best and the indirect wholly owned subsidiary, Baileqi Electronics and Fangguan Photoelectric, the Company has commenced its operations in China. Baileqi is working on an upgrade to traditional LCD screens with display modules that use the crystal method (“TCM”) and control muddle system integration for professional manufacturing. Today, TCM is widely used in many areas, including electronic operation data displays for renewable energy vehicles, BMS information feedback, HD projectors, communication equipment, and particularly in intelligent robots.

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

1. Fangguan Photoelectric

Products of Fangguan Photoelectric
Product Model：FG240160N-000666M Resolution：240*160 LCD Active Area：77.58*51.6 Outline Dimensions：85.00*62.80*4.5 Display Colors：Black and White Viewing Direction：6 O'clock
Product Model：FG12864D-001002X Resolution：128*64 LCD Active Area：66*38 Outline Dimensions：69*46*2.95 Display Colors：Black and White View Direction：6 O’clock
Product Model：FG12864E8-003744K Resolution：128*64 LCD Active Area：26.58*14.86 Outline Dimensions：28.47*19.48*4.45 Display Colors：Black and White View Direction：6 O’clock

2.Lisite Science

Products of Lisite Science

Product Model：W200
Color(s)：White\Black
Fire Rating: V0

Battery Type：18650-2500mAh*8
Battery Capacity：20000mAh / 3.7V
Rated Energy：74Wh（TYP）

Rated Output：5V / 2.1A(Max)
Input：Micro-USB、Lightning
Output：USB-A

Input Parameter：MAX10W
Micro-USB : DC5V A
Output Parameter: MAX10.5W

USB -A-1 : DC5V/1A
USB -A-1 : DC5V/2.1A Shared 2.1A
Size：165.2*78*23MM

Weight：437g

Product Model：T3
Color(s)：white-grey\white-red
Fire Rating: V0

Battery Type：Polymer 805573*2
Battery Capacity：10000mAh/3.8V
Rated Energy：37W(TYP)

Rated Output：5V/2.1A(Max)
Input：Micro-USB
Output：USB-A*2

Input Parameter：MAX10W
Micro-USB : DC5V / 2A
TYPE-C（USB-C）：DC5V/2A

Output Parameter: MAX10.5W
USB-A-1 : DC5V/2.1A
USB-A-1:DC5V/1A

USB-A-2: DC5V/2.1A Shared 2.1A
Size：100*62*22.5MM
Weight：300g

Product Model：AG06
Color(s)：White\Black
Fire Rating: V0

Battery Type：18650-2000mAh*5
Battery Capacity：10000mAh/3.7V
Rated Energy：37Wh（TYP）

Rated Output：5V / 2.1A(Max)
Input：Micro-USB/TYPE-C(USB-C）
Output：USB-A

Input Parameter：MAX10W
Micro-USB : DC5V/2A
TYPE-C（USB-C）：DC5V/2A

Output Parameter : MAX10.5W
USB-A:DC5V/2.1A
Size：147*63*23.3MM

Weight：437g

Product Model：T100CC
Color(s)：White
Fire Rating: V0

Battery Type：18650-2000mAh*5
Battery Capacity：10000mAh/3.7V
Rated Energy：37Wh（TYP）

Rated Output：5V / 2.1A(Max)
Input：Micro-USB
Output：USB-A*2

Input Parameter：MAX10W
Micro-USB : DC5V/2A
Output Parameter : MAX10.5W

USB-A-1 : DC5V/2.1AUSB-A-1:DC5V/1A
USB-A-2 : DC5V/2.1A Shared 2.1A
Size：142.6*63*22MM

Weight：265g

Product Model：T100CY
Color(s)：White
Fire Rating: V0

Battery Type：18650-2000mAh*5
Battery Capacity：10000mAh/3.7V
Rated Energy：37Wh（TYP）

Rated Output：5V / 2.1A(Max)
Input：Micro-USB
Output：USB-A*2

Input Parameter：MAX10W
Micro-USB : DC5V/2A
Output Parameter : MAX10.5W

USB-A-1 : DC5V/2.1
USB-A-2 : DC5V/2.1A Shared 2.1A
Size：141.4*61.6*23.5MM

Weight：274.8g

Product Model：TD19
Color(s)：White
Fire Rating: V0

Battery Type：18650-2000mAh*5
Battery Capacity：10000mAh/3.7V
Rated Energy：37Wh（TYP）

Rated Output：5V / 2.1A(Max)
Input：Micro-USB
Output：USB-A*2

Input Parameter：MAX10W
Micro-USB : DC5V/2A
Output Parameter : MAX10.5W

USB-A-1 : DC5V/2.1
USB-A-2 : DC5V/2.1A Shared 2.1A
Size：145*65*23MM

Weight：285g

Product Model：T200CF
Color(s)：Ivory, Dreamy Pink, Serene Blue
Fire Rating: V0

Battery Type：18650-2500mAh*8
Battery Capacity：20000mAh/3.7V
Rated Energy：74Wh（TYP）

Rated Output：5V / 2.1A(Max)
Input：Micro-USB/Lightning
Output：USB-A*2

Input Parameter：MAX10W
Micro-USB : DC5V/2A
LightningDC5V/1.2A

Output Parameter : MAX10.5W
USB-A-1 : DC5V/2.1
USB-A-2 : DC5V/2.1A Shared 2.1A

Size：160.3*80*23.7MM
Weight：437g

Product Model：T100UF
Color(s)：Ivory, Dreamy Pink, Serene Blue
Fire Rating: V0

Battery Type：Polymer 1160110-10000mAh
Battery Capacity：10000mAh/3.7V
Rated Energy：37Wh（TYP）

Rated Output：5V / 2.1A(Max)
Input：Micro-USB/Lightning
Output：USB-A*2

Input Parameter：MAX10W
Micro-USB : DC5V/2A
LightningDC5V/1.2A

Output Parameter : MAX10.5W
USB-A-1 : DC5V/2.1
USB-A-2 : DC5V/2.1A Shared 2.1A

Size：142*69*15.5MM
Weight：205g

Product Model：T200CG
Color(s)：White
Fire Rating: V0

Battery Type：18650-2500mAh*8
Battery Capacity：20000mAh/3.7V
Rated Energy：74Wh（TYP）

Rated Output：5V / 2.1A(Max)
Input：Micro-USB/Lightning
Output：USB-A*2

Input Parameter：MAX10W
Micro-USB : DC5V/2A
LightningDC5V/1.2A

Output Parameter : MAX10.5W
USB-A-1 : DC5V/2.1
USB-A-2 : DC5V/2.1A Shared 2.1A

Size：165*78.47*22.1MM
Weight：451g

3.Baileqi Electronic:

Products of Baileqi Electronic

Module No.：Y50029N00T

Size:5.0 inch

Resolution:800(H)*3(RGB)*480(V)TFT LCD

Active Area:108.00*64.80mm

Outline
Dimensions:120.70(H)x75.80(V)x4.25(T)

Interface Type:24BITRGBInterface

Display Colors:16.7M

Brightness:300cd/mm

View Direction:12O’clock

Module No.:Y43001N04N

Size:4.3 inch

Resolution:480RGB×272

LCD Active Area:95.04(H)×53.86(V)

Outline Dimensions：
105.4(H)×67.10(V)×2.95(D)

Interface Type: RGB 24 BIT

Display Colors:16.7M

Brightness:480cd/mm(7S)

View Direction:12O’clock

Module No.:Y10108M00N Size:10.1 inch

Resolution:1280RGB×800

LCD Active Area:216.96(H)×135.60(V)

Outline Dimensions: 229.46(H)×
149.10(V)×3.00(D)

Interface Type: LVDS（Low Voltage
Differential Signal）

Display Colors:16.7M

Brightness:300cd/mm(3S-13P)

View Direction:6O’clock

Industry Overview

New energy Lithium Battery industry:

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

According to a report published by Allied Market Research titled, "Lithium-Ion Battery Market" the global lithium-ion battery market is expected to generate revenue of $46.21 billion by 2022, with a CAGR of 10.8% during the forecast period (2016-2022). 1 As reported by Allied, the market for these batteries is expected to experience significant growth because of their increasing application in the automotive sector. Other key factors that may affect the growth of this market are the growing demand for smartphones, tablets, and other electronic devices; stringent government regulations aimed at reducing the increasing pollution levels; and enhanced efficiency of lithium-ion batteries.

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

Development trend of photoelectric display products:

IINX is active in promoting the worldwide application of green energy solutions. We are always pursuing more optimized green energy solutions together with our customers. In 2019, we will confront the rapid growth of the new energy industry, however, high and new technology and its relevant accessories still play pivotal roles in the existing industrial chain. In the meantime, we have also chosen a more extensive applied terminal product in new energy industry- the Liquid Crystal Displays (LCD), as an important composition part of our business.

LCD-From Global Perspective

The global demand of LCD panels is continually increasing. The output area of global LCD panels achieved 181 million square meters in 2017, this figure was tripled compared to 2007, and the average annual growth is approximately 13 million square meters. According to the prediction, the global demand of LCD panels will be 215 million square meters in 2021.From 2017 to 2021, the compound average growth rate (CAGR) of such demand will be about 4.37%, though the growth seems to slow down compared with the CAGR of 5% for the most recent 3 years, however, without considering base effect, the demand will maintain an average increase of approximately 8.5 million square meters per annum.

The demand of twisted nematic (TN) and supper twisted nematic (STN) liquid crystal materials remains generally stable. Due to their characteristics such as low cost, wide range of applications, the low-end TN and STN liquid crystal materials will still take a certain portion of market for terminal products which require a relatively low level of display. Basically, since 2004, the market demand of TN and STN liquid crystal materials has been stable, with the annual quantity demand maintaining at approximately between 60 and 70 tons, to compute based on the average price of about 5000 Yuan/kg for TN and STN liquid crystal materials, the predicted market scale for TN and STN liquid crystal materials would be approximately 300 million to 350 million Yuan.

There is a strong demand of thin film transistor (TFT) liquid crystal materials in the global market as well. TFT liquid crystal materials account for over 80% of total output value in the global liquid crystal materials market. With the rapid development of LCD television, laptop, desktop display and mobile communication, the demand of TFT liquid crystal panel keeps increasing. The global demand area of TFT liquid crystal panels was 171 million square meters in 2016. According to the prediction, in 2019, the output area of global TFT-LCD panels will achieve 185 million square meters. To measure and calculate on the basis of 80% of effective display area, a liquid crystal material usage of 4.5kg per square meter area of panel and an average price of 15,000 Yuan per kilogram for mixed liquid crystal materials, the quantity demand of global TFT mixed liquid crystals in 2016 was about 617 tons and market scale was around 9.3 billion Yuan. The global quantity of TFT mixed liquid crystals is estimated to be about 666 tons and the market scale will be about 10 billion Yuan in 2019.

LCD-From China's Perspective

China is one of the largest display panel producers in the world, according to the data provided by China Optics and Optoelectronics Industry Association LCB.In 2017, the liquid crystal panels in mainland China reached the top rank in the world in terms of both revenue and output area. China is and has been a big display manufacturing country, however, China is now at a crucial time for change and attempting to evolve from a big country to a powerful display manufacturing country.China is developing out of a “catch up” position intoa phase of advance or qual footing with other competing countriesand has an opportunity to become an industrial leader in the near future. It is understood that in the past year, there were multiple panel manufacturing lines have been put into production or started construction in China, especially the Gen 10.5/11 panel manufacturing lines and many Gen 6 AMOLED manufacturing lines were under construction, which just brings China closer and closer to the position of being one of, if not the largest production regionsfor display panels in the world. In 2018, China will also have a number of OLED panel lines put into production or expansion. The scale of investment in OLED is expected to reach $30 billion to $50 billion over the next 3-5 years. BOE, CSOT, Visionox, Tianma and many other manufacturers have launched products such as flexible display, full-screen display, special-shaped display and so on, the domestic high-end displays in China are developing rapidly. The capacity of display panels of China is expected to become the first among all the countries in 2019.

LCD-From Industrial Perspective

Between 2017 to 2019 is anticipated to be the peak period of LCD panel investment in China and the investment is mainly focused on high generation panel production lines. So far, there have been 11 panel production lines for the Gen 8.5 in mainland China, and the total production capacity is 965,000 pieces per month, of which 3 lines have been put into production in 2017, with a total production capacity of 300,000 pieces per months. It is estimated that from 2018 to 2019, there will be 4 more Gen 8.5 and over production lines put into production; if all of those production lines are converted into Gen 8.5, then there will be 7 production lines in total (every Gen 10.5 or 11 production line is equivalent to 2 Gen 8.5 lines), and there will be an additional production capacity of 880,000 pieces per month (equivalent to Gen 8.5 production lines), and a cumulative capacity increase of 177% compared with 2016. Considering that there is still about one year of rise period expected from putting into production to achieving the production, the output of liquid crystal panels in China is expected to peak from 2018 to 2020.

Distribution Methods of Products

The Company’s products are currently directly shipped from the manufacturers to the distributors and retailers. Marketing and sales departments were established in through the Company’s indirect subsidiaries during the year ended June 30, 2018 to cope with the growth of the Company. We explore potential customer bases using internal resources. Currently, we do not have any long-term contracts with our customers and will manufacture according to the purchase orders received. In the future, we will continue to seek additional channels of distribution for our products to include wholesale stores and mass retailers. The Company plans to focus primarily on distributing its products regionally, starting in Greater China, and will then seek to expand its distribution channels across the U.S. and internationally. Currently, some of the products have entered into the global market, such as American Liantai Group, British Telecom (BT) and other well-known enterprises.

Manufacturing

The Company does not have its own factory and outsources the manufacturing and packaging of its products or purchases finished products from related or non-related parties.  Baileqi Electronics entered into a manufacturing contract with Shenzhen Baileqi S&T to manufacture products for Baileqi Electronics on an order-by-order basis.

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

Suppliers of Materials

The elements necessary for our products are and will be sourced from several different suppliers located primarily in China on an order-by-order basis. These materials include ITO coated conductive glasses, liquid crystals, integrated circuits and etc. Some of the materials in our products are not readily available in large quantities or are available on a limited basis only. Further, the limited availability of some of these materials could cause significant fluctuations in their costs.

The Company, Baileqi Electronics, Fangguan Photoelectric and Lisite Science acquire materials from the following list of principal suppliers, dependent on availability and price points:

•	Anhui Kinshow Display Glass Co., Ltd
•	Shijiazhuang Chengzhi Yonghua Display Material Co., Ltd
•	Anhui Aland New Energy Materials Co., Ltd
•	Xinxiang Zhongtian Luminous Materials Co., Ltd
•	Guangzhou Guanggang New Energy Technology Co., Ltd
•	Xinxiang Jinrun Science and Technology Co., Ltd
•	Zhejiang New Era Haichuang Lithium Battery Technology Co., Ltd
•	Jiaozuo Banlv Na-No Material Engineering Company Limited
•	Long Power Systems (Suzhou) Co., Ltd
•	Shijiazhuang Xiangyang Electronic Equipment Co., Ltd

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

Intellectual Property

As part of our business, we will seek to protect our intellectual property rights in various ways, including through trademarks, copyrights, trade secrets, including know-how, patents, patent applications, employee and third-party nondisclosure agreements, intellectual property licenses and other contractual rights. We currently hold no intellectual property rights.

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

Employees of the Company

The Company has no significant employees other than our officers and directors. As of June 30, 2018, the Company has no employees, however, our indirect subsidiary Baileqi Electronic has fifteen employees, Lisite Science has three employees, Fangguan Photoelectric has 27 employees and Dalian Shizhe New Energy has 5 employees. We intend to increase the size of our management team and hire additional employees in the future to manage the continued growth of our company and to increase our sales force and marketing efforts.

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

Our mailing address in the US is that of our registered agent, at 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas, NV 89169. Our principal office in China consists of 15,091 square feet (1,402 square meters) of office and warehouse space located at 4F, Tea Tree B Building, Guwu Sanwei Industrial Park, Xixiang Street, Baoan District, Shenzhen, Guangdong Province, China 518000.  This office is leased by Baileqi Electronic, our indirect subsidiary, for approximately $62,800 (RMB420,600) annually. This lease expires on May 31, 2019. Baileqi Electronic subleases 7,546 square feet (701 square meters) to a non-related party for approximately $31,000 (RMB207,024) annually. This sublease expires on May 31, 2019. We believe that this space is adequate for our current and immediately foreseeable operating needs.

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

Fiscal Quarter	High	Low
First Quarter (Jul. 1, 2016 – Sept. 30, 2016)	$5.00	$3.60
Second Quarter (Oct. 1, 2016 – Dec. 31, 2016)	4.40	3.60
Third Quarter (Jan. 1, 2017 – Mar. 31, 2017)	4.40	4.00
Fourth Quarter (Apr. 1, 2017 – Jun. 30, 2017)	4.40	2.00

First Quarter (Jul. 1, 2017 – Sept. 30, 2017)	$2.80	$2.60
Second Quarter (Oct. 1, 2017 – Dec. 31, 2017)	$2.90	$2.70
Third Quarter (Jan. 1, 2018 – Mar. 31, 2018)	$3.00	$2.50
Fourth Quarter (Apr. 1, 2018– Jun. 30, 2018)	$2.70	$2.11

Record Holders

As of June 30, 2018, the approximate number of registered holders of our common stock was 154. As of June 30, 2018, there were 99,003,000 shares of common stock issued and outstanding and there were 5,000,000 shares of preferred stock issued and outstanding. There were no shares of common stock subject to outstanding warrants, and there were no shares of common stock subject to outstanding stock options.

Dividends

On November 30, 2015, the Company’s board of directors and majority of its shareholders approved a 3:1forward stock split which increased the Company’s issued and outstanding shares of common stock from 33,001,000 to 99,003,000 (the “Forward Split”). The Forward Split was approved by FINRA and took effect on the market on February 4, 2016. The Forward Split shares were payable upon surrender of certificates to the Company’s transfer agent.

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

Results of Operations for the Years Ended June 30, 2018 and 2017

Revenue

During the year ended June 30, 2018 and 2017, revenue stayed stable at $6,422,807 and $6,816,908 respectively.

Cost of Revenue

Cost of revenue included the cost of raw materials and finished products purchased and the sub- contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories

During the year ended June 30, 2018, cost of revenue was $1,357,807 for non-related parties, and $4,324,105 for related parties.

During the year ended June 30, 2017, cost of revenue was $2,720,295 for non-related parties, and $3,762,550 for related parties.

The total cost of revenues decreased by 12% from the year ended June 30, 2017 to the year ended June 30, 2018.

The decrease can be attributed to a transformation in the Company’s portable power bank operations (including the arrangement to stop manufacturing the portable power banks with low margin and switching the focus to the ones with much higher gross margins).

Gross Profit

During the years ended June 30, 2018 and 2017, gross profit was $740,895 and $334,063, respectively. Our gross profit margin maintained at 11.5% during the year ended June 30, 2018 as compared to 5% for the year ended June 30, 2017. The increase can be attributed to a transformation in the Company’s portable power bank operations (including the arrangement to stop manufacturing the portable power banks with low margin and switching the focus to the ones with much higher gross margins).

Selling, General and Administrative Expenses

During the years ended June 30, 2018 and 2017, selling, general and administrative expenses were $270,074, and $312,792, respectively.

Our selling, general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses. The difference can be attributed to the stricter practices for cost control in operating expenses during the year ended June 30, 2018.

Loss from Discontinued Operations

The Company disposed of the ownership in Taizhou Ionix and Xinyu Ionix in August 2016 and April 2017 respectively.

Hence the Company has presented results of Taizhou Ionix and Xinyu Ionix operations as the discontinued operations in the consolidated statements of comprehensive income.

During the years ended June 30, 2018 and 2017, loss from discontinued operation was $Nil and $10,158, respectively, all of which were loss from disposal of discontinued operations offset by income from discontinued operations.

Net Income

During the years ended June 30, 2018 and 2017, net income was $326,260 and $51,462, respectively. The difference can be attributed to the increase in gross profit and the strict cost control in operating expenses during the year ended June 30, 2018.

 Liquidity and Capital Resources

Cash Flow from Operating Activities

During the years ended June 30, 2018 and 2017, the Company used cash of $114,613 in operating activities compared with cash received in operating activities of $445, respectively. The change was mainly due to an increase in cash outflows of $394,760 from change of operating assets and liabilities, offset by the increase in cash inflows of $279,702 from net income and non-cash items.

Cash Flow from Investing Activities

During the years ended June 30, 2018 and 2017, net cash provided by investing activities in 2018 was $149,354 as compare to $144,191 used in cash for investing activities during 2017, respectively.

During the year ended June 30, 2017, the Company’s subsidiary, Baileqi Electronic, made short-term advance to a third party for $149,191, which was repaid in full in September 2017. The advance was non-interest bearing and due on demand.

Cash Flow from Financing Activities

During the year ended June 30, 2018, the Company used $113,036 in cash in financing activities, which was all due to repayment of related party loans.

In comparison, during the year ended June 30, 2017, the Company received $271,936 in cash from financing activities, which was all due to proceeds received from related party loans.

As of June 30, 2018, we have a working capital of $413,657.

Our total current liabilities for the year ended June 30, 2018 was $910,550 and consists primarily of accounts payable to non-related parties of $264,171, accounts payable to related parties of $248,543 and amount due to related parties of $212,557. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

We will require approximately $180,000 to fund our working capital needs as follows:

Audit and accounting	60,000
Legal Consulting fees	50,000
Salary and wages	30,000
Edgar/XBRL filing, transfer agent and miscellaneous	40,000
Total	$180,000

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that no allowance for doubtful accounts is required as of June 30, 2018 and 2017 respectively.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	2018	2017
Balance sheet items, except for equity accounts	6.6166	6.7744
Items in statements of comprehensive income (loss) and cash flows	6.6955	6.7028

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee's right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee's initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

In May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients”. The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) the potential for diversity in practice at initial application and 2) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements, as the Company’s treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides entities the option to reclassify certain "stranded tax effects" resulting from the recent US tax reform from accumulated other comprehensive income ("AOCI") to retained earnings. Under the ASU, reporting entities will select an accounting policy to either reclassify all stranded tax effects caused by tax reform from AOCI to retained earnings, or continue recycling stranded effects (including those caused by tax reform) through earnings in future periods. Further, disclosure of either policy is required in all cases. The reclassification from AOCI to retained earnings is presented in the statement of shareholders equity. The ASU is effective for all entities in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for public business entities for which financial statements have not yet been issued, and for all other entities for which financial statements have not yet been made available for issuance. Entities have the option to record the reclassification either retrospectively to each period in which the income tax effects of tax reform are recognized, or at the beginning of the annual or interim period in which the amendments are adopted. The Company determined that the adoption of this new standard will have no material impact on its consolidated statements and related disclosures.

In March 2018, FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends SEC paragraphs in ASC 740 to reflect SEC Staff Accounting Bulletin (SAB) No.118. When the 2017 Tax Cuts and Jobs Act (the "Act") was signed into law, the SEC staff released SAB 118 for applying Topic 740 as it relates to the Act. SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effect(s) of the Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effect(s) from the Act is incomplete by the due date of the financial statements. SAB 118 also prescribes disclosures that reporting entities must provide in these circumstances. The amendments to the Accounting Standards Codification became effective upon issuance. The Company has conducted a preliminary assessment of its income tax effects of the Act. Additional analysis of the law and the impact to the Company may be performed, if needed, and any impact will be finalized in 2018.

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

IONIX TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Stockholders and Board of Directors of

Ionix Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ionix Technology, Inc. ("the Company") as of June 30, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 2018 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated sufficient cash flow from its operating activities for the past three years and did not have enough cash to support future operating plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.

We have served as the Company's auditor since 2016.

Hackensack, New Jersey

October 11, 2018

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017
ASSETS
Current Assets:
Cash	$111,462	$186,767
Accounts receivables - non-related parties	636,413	292,265
- related parties	119,543	-
Inventory	226,839	53,163
Advances to suppliers - non-related parties	3,164	118,647
- related parties	206,194	-
Other receivables	-	147,615
Prepaid expenses and other current assets	20,592	10,755
Total Current Assets	1,324,207	809,212
Total Assets	$1,324,207	$809,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - non-related parties	$264,171	$96,378
- related parties	248,543	159,861
Advance from customers	59,546	72,476
Due to related parties	212,557	323,599
Accrued expenses and other current liabilities	125,733	94,844
Total Current Liabilities	910,550	747,158

Deferred tax liability	15,242	-
Total Liabilities	925,792	747,158

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 99,003,000 shares issued and outstanding	9,900	9,900
Additional paid in capital	237,246	237,246
Retained earnings (accumulated deficit)	142,819	(183,441)
Accumulated other comprehensive income (loss)	7,950	(2,151)
Total Stockholders’ Equity	398,415	62,054
Total Liabilities and Stockholders’ Equity	$1,324,207	$809,212

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 30,
	2018	2017

Revenues – Non-related parties	$5,929,368	$5,323,818
– Related parties	493,439	1,493,090
Total Revenues	6,422,807	6,816,908

Cost of revenues - Non-related parties	1,357,807	2,720,295
- Related parties	4,324,105	3,762,550
Total Cost of Revenues	5,681,912	6,482,845

Gross profit	740,895	334,063

Operating expenses
Selling, general and administrative expense	270,074	312,792
Total operating expenses	270,074	312,792

Income from operations	470,821	21,271

Other income - consulting service	-	69,967

Income from continuing operations before income tax	470,821	91,238

Income tax	144,561	29,618

Net income from continuing operations	326,260	61,620

Discontinued operations
Income from discontinued operations, net of tax	-	39,847
Loss from disposal of discontinued operations	-	(50,005)
Total loss from discontinued operations	-	(10,158)

Net income	326,260	51,462

Other comprehensive income (loss)
Foreign currency translation adjustment	10,101	(2,506)

Comprehensive income	$336,361	$48,956

Income (Loss) Per Share
Basic and Diluted - continuing operation	$0.00	$0.00
- discontinued operation	$0.00	$(0.00)
Total	$0.00	$0.00

Weighted average number of common shares outstanding - Basic and Diluted	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Total
Balance at June 30, 2016	5,000,000	$500	99,003,000	$9,900	$237,246	$(234,903)	$355	$13,098

Net income	-	-	-	-	-	51,462	-	51,462

Foreign currency translation adjustment	-	-	-	-	-	-	(2,506)	(2,506)

Balance at June 30, 2017	5,000,000	500	99,003,000	9,900	237,246	(183,441)	(2,151)	62,054

Net income	-	-	-	-	-	326,260	-	326,260

Foreign currency translation adjustment	-	-	-	-	-	-	10,101	10,101

Balance at June 30, 2018	5,000,000	$500	99,003,000	$9,900	$237,246	$142,819	$7,950	$398,415

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$326,260	$51,462
Net loss from discontinued operation	-	(10,158)
Net income from continuing operation	326,260	61,620
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	15,062	-
Changes in operating assets and liabilities:
Accounts receivable-non related parties	(333,204)	(295,387)
Accounts receivable- related parties	(118,134)	-
Inventory	(170,376)	(53,731)
Advances to suppliers - non-related parties	116,919	(119,914)
Advances to suppliers - related parties	(203,764)	-
Prepaid expenses	(9,526)	(10,750)
Accounts payable - non-related parties	163,543	97,408
Accounts payable - related parties	83,870	161,569
Advance from customers	(14,486)	73,250
Accrued expenses and other current liabilities	29,223	86,380
Net cash provided by (used in) continuing operation	(114,613)	445
Net cash provided by discontinued operation	-	-
Net cash provided by (used in) operating activities	(114,613)	445

CASH FLOWS FROM INVESTING ACTIVITIES
Other receivables	149,354	(149,191)
Proceeds from disposal of subsidiary	-	5,000
Net cash provided by (used in) continuing operation	149,354	(144,191)
Net cash provided by discontinued operation	-	-
Net cash provided by (used in) investing activities	149,354	(144,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) loans from related parties	(113,036)	271,936
Net cash provided by (used in) continuing operation	(113,036)	271,936
Net cash provided by discontinued operation	-	-
Net cash provided by (used in) financing activities	(113,036)	271,936

Effect of exchange rate changes on cash	2,990	(1,181)

Net increase (decrease) in cash	(75,305)	127,009

Cash, beginning of year	186,767	59,758

Cash, end of year	$111,462	$186,767

Supplemental disclosure of cash flow information:
Cash paid for income tax	$44,712	$7,534
Cash paid for interests	$-	$-

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

On February 20, 2018, the Company’s Board of Directors approved and ratified the incorporation of Changchun Fangguan Photoelectric Display Technology Co. Ltd. (“Fangguan Photoelectric”), a limited liability company formed in China on February 1, 2018. Well Best is the sole shareholder of Fangguan Photoelectric. As a result, Fangguan Photoelectric is an indirect, wholly-owned subsidiary of the Company. Fangguan Photoelectric will act as a manufacturing base for the Company and shall focus on developing and producing high-end intelligent electronic equipment, such as LCD screens.

On June 28, 2018, the Company’s Board of Directors approved and ratified the incorporation of Dalian Shizhe New Energy Technology Co., Ltd, a limited liability company formed under the laws of the PRC on June 28, 2018. Well Best is the sole shareholder of Dalian. As a result, Dalian is an indirect, wholly-owned subsidiary of the Company. Dalian will focus on promotion, services, and technical consulting for new energy, power supply technology development, solar photovoltaic system construction, energy performance contracting, energy-saving technology detection, and energy-saving construction technology consulting.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated sufficient cash flow from its operating activities for the past three years and did not have enough cash to support future operating plans. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Cash and cash equivalents

Cash consists of cash on hand and cash in bank. Cash equivalents represent investment securities that are short-term, have high credit quality and are highly liquid.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that no allowance for doubtful accounts is required as of June 30, 2018 and 2017.

Inventories

Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result.

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

The Company recognizes revenue from the sale of finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 16% on the invoiced value of sales.

Related parties and transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, "Related Party Disclosures" and other relevant ASC standards.

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Transactions between related parties commonly occurring in the normal course of business are considered to be related party transactions. Transactions between related parties are also considered to be related party transactions even though they may not be given accounting recognition. While ASC does not provide accounting or measurement guidance for such transactions, it requires their disclosure nonetheless.

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

As of June 30, 2018 and 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of comprehensive income (loss).

The reporting currency of the Company is the United States Dollar (“US$”). The Company’s subsidiaries in the People’s Republic of China (“PRC”) maintain their books and records in their local currency, the Renminbi Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Stockholders’ equity is translated at historical rates. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2018	June 30, 2017

Balance sheet items, except for equity accounts	6.6166	6.7744

	Years Ended June 30,
	2018	2017

Items in statements of comprehensive income (loss) and cash flows	6.6955	6.7028

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, inventory, prepayments and other receivables, accounts payable, income tax payable, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee's right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee's initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

In May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients”. The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) the potential for diversity in practice at initial application and 2) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements, as the Company’s treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides entities the option to reclassify certain "stranded tax effects" resulting from the recent US tax reform from accumulated other comprehensive income ("AOCI") to retained earnings. Under the ASU, reporting entities will select an accounting policy to either reclassify all stranded tax effects caused by tax reform from AOCI to retained earnings, or continue recycling stranded effects (including those caused by tax reform) through earnings in future periods. Further, disclosure of either policy is required in all cases. The reclassification from AOCI to retained earnings is presented in the statement of shareholders equity. The ASU is effective for all entities in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for public business entities for which financial statements have not yet been issued, and for all other entities for which financial statements have not yet been made available for issuance. Entities have the option to record the reclassification either retrospectively to each period in which the income tax effects of tax reform are recognized, or at the beginning of the annual or interim period in which the amendments are adopted. The Company determined that the adoption of this new standard will have no material impact on its consolidated statements and related disclosures.

In March 2018, FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends SEC paragraphs in ASC 740 to reflect SEC Staff Accounting Bulletin (SAB) No.118. When the 2017 Tax Cuts and Jobs Act (the "Act") was signed into law, the SEC staff released SAB 118 for applying Topic 740 as it relates to the Act. SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effect(s) of the Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effect(s) from the Act is incomplete by the due date of the financial statements. SAB 118 also prescribes disclosures that reporting entities must provide in these circumstances. The amendments to the Accounting Standards Codification became effective upon issuance. The Company has conducted a preliminary assessment of its income tax effects of the Act. Additional analysis of the law and the impact to the Company may be performed, if needed, and any impact will be finalized in 2018.

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

The following table shows the result of operations of Taizhou Ionix for the period from July 1 to August 19, 2016 which are included in the income from discontinued operations:

For the period from July 1 to August 19, 2016
Revenue	$173,005
Cost of revenue	152,465
Gross profit	20,540

Selling, general and administrative expenses	8,917

Income before provision for income taxes	11,623
Provision for income taxes	2,906
Net income	$8,717

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

The following table shows the results of operations of Xinyu Ionix for the period from July 1, 2016 to April 30, 2017 which are included in the income from discontinued operations:

For the period from July 1, 2016 to April 30, 2017
Revenue	$858,357
Cost of revenue	769,418
Gross profit	88,939

Selling, general and administrative expenses	34,427

Income before provision for income taxes	54,512
Provision for income taxes	23,382
Net income	$31,130

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value and are composed of the raw materials and finished goods.

Inventories consist of the following:

	June 30, 2018	June 30, 2017

Raw materials	$105,879	$53,163
Finished goods	120,960	-
Total inventories	$226,839	$53,163

NOTE 6 - OTHER RECEIVABLES

Other receivables represent short term advances to third parties. They are interest free, unsecured and repayable on demand. The balance of the other receivables as of June 30, 2017 was repaid in full in September 2017.

NOTE 7 - DUE TO RELATED PARTIES

Manufacture – related party

On September 1, 2016, Baileqi Electronic entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi Electronic. The owner of Shenzhen Baileqi S&T is also a stockholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of June 30, 2018.  The manufacturing costs incurred with Shenzhen Baileqi S&T was $268,952 and $153,718 for the years ended June 30, 2018 and 2017, respectively, and the amount of $268,952 and $153,718 respectively were included in cost of revenue.

Purchase from related party

During the year ended June 30, 2018, the Company purchased $1,916,551 and $653,494 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of June 30, 2018. The amount of $1,916,551 and $653,458 were included in the cost of revenue.

During the year ended June 30, 2017, the Company purchased $3,303,081 and $305,750 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock. The amount of $3,303,081 and $305,750 were included in the cost of revenue.

During the year ended June 30, 2018, the Company purchased $1,523,770 from Changchun Fangguan Electronic Science and Technology Co., Ltd. (“Fangguan S&T”).  The president of Fangguan S&T is the president and a member of the board of directors of Fangguan Photoelectric.  The amount of $1,485,144 was included in the cost of revenue.

The Company made advances of $206,194 to Keenest for future purchases as of June 30, 2018.  The trade balance payable to Fangguan S&T was $248,543 as of June 30, 2018. The trade balance payable to Shenzhen Baileqi S&T were $159,861 as of June 30, 2017.

Sales to related party

During the year ended June 30, 2018, Baileqi Electronic sold materials of $493,439 to Shenzhen Baileqi S&T. The trade-related balance receivable from Shenzhen Baileqi S&T was $119,543 as of June 30, 2018.

During the year ended June 30, 2017, Lisite Science sold materials of $1,493,090 to Keenest. The sales-related balance receivable from Keenest was zero as of June 30, 2017.

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	June 30, 2018	June 30, 2017
Ben Wong (1)	$143,792	$143,792
Yubao Liu (6)	70,458	-
Changyong Yang (2)	-	122,820
Xin Sui (3)	1,992	6,992
Baozhen Deng (4)	(3,685)	8,590
Shenzhen Baileqi S&T (5)	-	41,405
	$212,557	$323,599

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

During the year ended June 30, 2018, Welly Surplus refunded $5,000 to Xin Sui.  Baileqi Electronic refunded $41,405 and $8,590 to Shenzhen Baileqi S&T and Baozhen Deng.  In addition, Baileqi Electronic further advanced $3,685 to Baozhen Deng and the advance was repaid in full from Baozhen Deng in September 2018. Lisite Science refunded $122,820 to Changyong Yang.

During the year ended June 30, 2018, Yubao Liu advanced $70,458 to Well Best.

During the year ended June 30, 2017, Ben Wong advanced $95,282 to Well Best and he received the proceeds of $5,000 from sales of Taizhou Ionix on behalf of the Company. Changyong Yang, a stockholder of the Company, advanced $122,820 to Lisite Science.  Baozhen Deng, a stockholder of the Company and the owner of Shenzhen Baileqi S&T, advanced $8,590 to Baileqi Electronic. Shenzhen Baileqi S&T, a company 100% owned by Baozhen Deng, advanced $41,405 to Baileqi Electronic. Xin Sui, a member of the board of directors of Welly Surplus, advanced $6,992 to Welly Surplus.

NOTE 8 - CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues for the years ended June 30, 2018 and 2017 respectively and its outstanding balance of accounts receivable as of June 30, 2018 and 2017 respectively are presented as follows:

	For the year ended June 30, 2018		As of June 30, 2018
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$2,101,458	33%	$385,360	51%
Customer B	1,777,631	28%	1,360	-%
Total	$3,879,089	61%	$386,720	51%

	For the year ended June 30, 2017		As of June 30, 2017
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$3,084,370	45%	$-	-%
Customer B – related party	1,493,090	22%	-	-%
Total	$4,577,460	67%	$-	-%

All customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) for the years ended June 30, 2018 and 2017 respectively and its outstanding balance of accounts payable as of June 30, 2018 and 2017 respectively are presented as follows:

	For the year ended June 30, 2018		As of June 30, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A - related party	$1,916,551	33%	$-	-%
Supplier B - related party	922,446	16%	-	-%
Supplier C - related party	1,523,770	26%	248,543	48%
Supplier D	705,939	12%	175,858	34%
Total	$5,068,706	87%	$424,401	82%

	For the year ended June 30, 2017		As of June 30, 2017
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A - related party	$3,303,081	51%	$-	-%
Total	$3,303,081	51%	$-	-%

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

The Company has shown losses since inception.  As a result, it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2011 and after were still open to audit as of June 30, 2018.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of June 30, 2018.

Hong Kong

The Well Best and Welly Surplus are registered in Hong Kong and subject to income tax rate of 16.5%. For the years ended June 30, 2018 and 2017, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

Lisite Science, Fangguan Photoelectric and Baileqi Electronic are operating in the PRC and is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

The reconciliation of income tax expense at the U.S. statutory rates of 35% to the Company’s effective tax rate is as follows:

	For the years ended June 30
	2018	2017

U.S. Statutory rate	$164,787	$31,933
Tax rate difference between foreign operation and U.S.	(35,340)	(18,474)
Change in valuation allowance	22,791	34,977
Permanent difference	(7,677)	(18,818)
Effective tax rate	$144,561	$29,618

The provisions for income taxes are summarized as follows:

	For the years ended June 30,
	2018	2017
Current	$129,499	$29,618
Deferred	15,062	-
Total	$144,561	$29,618

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	As of June 30,
	2018	2017
Net operating loss carryforward	$65,621	$42,830
Revenue cutoff	(15,242)	-
Others	(10,526)	4,716
	39,853	47,546
Less valuation allowance	(55,095)	(47,546)
Deferred tax liabilities	$(15,242)	$-

As of June 30, 2018, the Company has approximately $374,000 net operating loss carryforwards available in the U.S. and Hong Kong to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

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

As of June 30, 2018, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2018.

During the year ended June 30, 2018, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1.          Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.          Audit Committee – As of June 30, 2018, our Board of Directors has not established an Audit Committee or adopted an Audit Committee Charter.

3.          We did not implement appropriate information technology controls – As at June 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2018, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ionix Technology, Inc.

Name	Age	Position	Date of Appointment
Yubao Liu	45	Chief Executive Officer, Secretary, Treasurer, and Chairman of the Board	May 16, 2018
Yue Kou	44	Chief Financial Officer	May 27, 2016
Chunde Song	44	Director	May 16, 2018

Subsidiaries:

Welly Surplus International Limited

The following table sets forth the names and ages of Welly Surplus’s directors and executive officers as of June 30, 2018.

Name	Age	Position	Date of Appointment
Xin Sui	38	President and Director	December 29, 2016

Well Best International Investment Limited

The following table sets forth the names and ages of Well Best’s directors and executive officers as of June 30, 2018.

Name	Age	Position	Date of Appointment
Qingchun Yang	55	President and Director	February 17, 2016

Lisite Science Technology (Shenzhen) Co., Ltd.

The following table sets forth the names and ages of Lisite Science’s directors and executive officers as of June 30, 2018.

Name	Age	Position	Date of Appointment
Yun Yang	36	President and Director	November 7, 2016

Shenzhen Baileqi Electronic Technology Co., Ltd

The following table sets forth the names and ages of Baileqi Electronic’s directors and executive officers as of June 30, 2018.

Name	Age	Position	Date of Appointment
Baozhu Deng	32	President and Director	November 15, 2017

Changchun Fangguan Photoelectric Display Technology Co. Ltd

The following table sets forth the names and ages of Fangguan Photoelectric’s directors and executive officers as of June 30, 2018.

Name	Age	Position	Date of Appointment
Jialin Liang	33	President and Director	February 20, 2018

Dalian Shizhe New Energy Technology Co., Ltd

The following table sets forth the names and ages of Dalian’s directors and executive officers as of June 30, 2018.

Name	Age	Position	Date of Appointment
Liang Zhang	40	President and Director	June 28, 2018

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Yubao Liu – Mr. Liu graduated and acquired a Bachelor degree from Harbin University of Science and Technology in 1996, where he majored in Economic Management, and was honorably entitled as a National Economist in 2002. From 2004 to June of 2012, Mr. Liu was employed by Dalian Carbon Fiber Technology Limited (China), where he served in the position of vice managing director. During this period, Mr. Liu was awarded as an International Enterprise (IEM) Senior Management Specialist. With multiple years of working practice, Mr. Liu has published many papers and participated in the development and testing of national new energy Lithium battery and pure electromobiles, and was also involved in formulating related standards.

From July of 2012 to April of 2018, Mr. Liu was employed by Dalian Yinlong Accounting & Law Firm, where he was assigned to take charge of operational control, internal auditing, and recapitalization among other things. Mr. Liu possesses both intelligence and virtue, persists in exploiting great causes with enthusiasm, and has made a remarkable contribution to the resource reorganization of enterprise. Mr. Liu is considered to be an expert of his field and a valuable asset to the business, which we believe will ensure rapid company growth and enhance the level of business management.

Chunde Song – Mr. Song graduated from Dongbei University of Finance and Economics in 1998. Once he finished the tertiary education, Mr. Song was employed by Dalian Finance and Taxation Auditing Firm, and started to get involved with business consulting services, finance and tax auditing where he acquired proficiency in business economic operation accounting and relevant laws and regulations control. In 2010, Mr. Song joined Dalian Huanyu Venture Capital Investment Technology Ltd, which focused on capital operation, business acquisition and restructuring fields among other things, and provided optimal grade of solutions to the company. Mr. Song is considered to be an expert in financial control and auditing, and has experience as a senior level manager.

Yue Kou- Ms. Kou is a member of the Hong Kong Institute of Certified Public Accountants, the Association of Chartered Certified Accountants, and the Chinese Institute of Certified Public Accountants. Ms. Kou has 20 years of solid experience in statutory auditing, international accounting, and publicly listed companies. Ms. Kou started her career as Chief Accountant (1996-1999) with Xinmao Tech Holding Limited, a company in China. From 1999-2002, she was employed as a staff accountant in the Ernst & Young, Beijing Branch focusing on external audit and international accounting conversions. From 2002-2006, she worked as an account manager with China Data Broadcasting Holding Ltd, a publicly listed company on the Hong Kong Stock Exchange. From 2006 to present, Ms. Kou worked as an auditor and financial controller for three different audit firms:  (i) Zhongyi（HK）CPA Limited, (ii) Thomas Lee and Partners, and (iii) GDT CPA Limited. Since May 27, 2016, Ms. Kouhas worked for Ionix Technology Inc., as the Chief Financial Officer.

Qingchun Yang- Qingchun Yang was born in Dalian, Liaoning Province. Mr. Yang majored in Economic Management and graduated as an Economist in 1987. From 2007 to 2011, Mr. Yang worked as the senior executive in Dalian Huanyu Venture Capital Co. where he was involved in wealth management experiences and high ability of resources integration. In 2012, Mr. Yang co-founded Jiamusi Huanqiu New Energy Company Limited, where he was in charge of drafting strategic plans and operating plan of the company, including the overall human recourse strategy plan, which is suitable for the short-term and long-term development of companies. Since February 17, 2016, Mr. Yanghas worked as the president and director of Well Best.

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

Yun Yang - Mr. Yang served as the Chief Technology Officer of Shenzhen Jinlisite Science and Technology Corporation Ltd. from July 2007 until May of 2016. Mr. Yang was employed as an assistant to the Chief Engineer of the Shenzhen Jinsiwei Technology Co., Ltd. from 2004 to 2007.From 2016 to present, Mr. Yang has worked as the president and director of Lisite Science Technology(Shenzhen) Co. Ltd. Mr. Yang graduated from Hebei University of Science and Technology wheree majored in Electronic Information Science and Technology and received a bachelor of science degree upon graduation.

Baozhu Deng - Ms Baozhu Deng, 32 , graduated from Shenzhen University with a bachelor degree in International Trade and English. From March 2010 to October 2014, she worked for Shenzhen Baileqi Science and Technology Co., Ltd.as a Marketing Manager. From October 2014 to March 2016, she worked for Shenzhen Guoxian Technology Co., Ltd. as a Purchasing Manager. She has been working for Shenzhen Baileqi Electronic Technology Co., Ltd. since March 2016, firstly as manager. Then on November 15, 2017, she was promoted as the new president and director of Baileqi Electronic.

.

Jialin Liang – Mr. Liang, 33, graduated from Nankai University in 1985 with a major in Microelectronics.  Mr. Liang served as vice general manager of Jilin Zijing Electronics Co., Ltd. from 1997 to 2007, and has served as general manager of Changchun Fangguan Electronic Technology Co., Ltd. since 2007.

Liang Zhang–Mr. Zhang, 40, graduated and acquired a Bachelor’s degree from Ludong University (formerly known as Yantai Normal College) in 2000, where he majored in Law. He is an overseas Chinese national who holds a permanent residency in the Republic of Chile. Mr. Zhang first arrived in Chile in 2005, where he was later appointed as the Deputy Secretary-General of the Chinese Chamber of Commerce in 2009. Over the course of nearly ten years, Mr. Zhang engaged in various business and diplomatic ventures in Chile, and traveled extensively throughout South America. Mr. Zhang founded the first wedding etiquette company in the history of Chinese nationals residing in Chile, and also founded the Shandong Flour-food Processing and Distribution Factory in Santiago, Chile’s capital. He engaged in various cultural and non-governmental exchanges between Chile and China, and was interviewed and recognized by several national leaders. In 2014, Mr. Zhang returned to China upon the birth of his child, and currently lives in Dalian. Mr. Zhang previously acted as the general manager of Minghu Ranch which belongs to the Grand World Associated Business Organizations of Dalian Jinguang Group. Mr. Zhang currently serves as the legal liaison and general manager of Dalian Shizhe New Energy Technology Co., Ltd., and is also the Vice Chairman of the Dalian Xigang District Non-Governmental Artist Association.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2018, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2018, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2018, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements, except as follows:

Person	Filing Type	Transaction Date	Required File Date	Actual File Date
Chunde Song	3 (1)	May 16, 2018	May 26, 2018	August 8, 2018
Doris Zhou	4(2)	May 16, 2018	May 21, 2018	May 24, 2018
Yubao Liu	4(3)	March 28, 2018	April 2, 2018	May 8, 2018
Yubao Liu	5(4)	June 30, 2017	August 15, 2017	September 22, 2017
Yubao Liu	4(5)	June 28, 2018	August 2, 2018	September 21,2018

(1)              On May 16, 2018, Mr. Song was appointed as a director of the Company. Mr. Song filed a Form 5 on August 8, 2018 reporting Form 3 holdings. Mr. Song owns 0 shares of the Company’s stock. The Form 5 was filed timely.

(2)              On May 16, 2018, Doris Zhou resigned as Chief Executive Officer, President, Secretary, Treasurer and as a member of the Board of Directors of Ionix Technology, Inc. and is therefore no longer subject to Section 16 beneficial ownership reporting requirements. The delinquent Form 4 merely reported her exit. Ms. Zhou owns 0 shares.

(3)              On March 28, 2018, Yubao Liu, indirectly through Shining Glory Investments, made a gift to three parties of an aggregate 417,000 shares at a cost basis of $NIL per share. The gift should have been reported on April 2, 2018.

(4)              On April 22, 2017, Yubao Liu, indirectly through Shining Glory Investments, sold 550,000 shares which was reported on Form 5.

(5)              On June 28, 2018, Yubao Liu, indirectly through Shining Glory Investmets sold 100,000 which should have been reported on Form 4 on August 2, 2018.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers, and those of Well Best and its subsidiaries, and Welly Surplus for the fiscal years ended June 30, 2018 and 2017. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Yubao Liu(1)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer, Secretary, Treasurer, and Director; Director of Welly Surplus	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yue Kou(2)	2018	$19,342	Nil	Nil	Nil	Nil	Nil	Nil	$19,342
Chief Financial Officer	2017	30,736	Nil	Nil	Nil	Nil	Nil	Nil	30,736
Chunde Song (3)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Xin Sui (4)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director of Welly Surplus	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Qingchun Yang(5)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director of Well Best	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yun Yang (6)	2018	$6,273	Nil	Nil	Nil	Nil	Nil	Nil	$6,273
President and Director of Lisite Science	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Youqian Deng(7)	2018	$2,266	Nil	Nil	Nil	Nil	Nil	Nil	$2,266
Former President and Director of Baileqi Electronics	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Baozhu Deng(8)	2018	$4,202	Nil	Nil	Nil	Nil	Nil	Nil	$4,202
President and Director of Baileqi Electronics	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Liang Zhang (9)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director of Dalian	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jialin Liang (10)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director of Fangguan Photoelectric	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Doris Zhou (11)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Chief Executive Officer, Secretary, Treasurer, and Director; Director of Welly Surplus	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes to Summary Compensation Table:

(1) Mr. Liu was appointed to serve as the Company’s Chief Executive Officer, President, Secretary, Treasurer and as Chairman of the Board of Directors of the Company on May 16, 2018. Mr. Liu’s salary is $0 USD (equal to 0 RMB).

(2) Ms. Kou was appointed as Chief Financial Officer of the Company on May 27, 2016. Ms. Kou’s salary is $19,342 USD (equals to 132,520 RMB).

(3) Mr. Song was appointed to serve as a member of the Board of Directors of the Company on May 16, 2018. Mr. Song’s salary is $0 USD (equal to 0 RMB).

(4) Mr. Xui was appointed as President of Welly Surplus on December 29, 2016. Mr. Xui’s salary is $0 USD (equal to 0 RMB).

(5) Mr. Q. Yang was appointed as a director of Well Best, a wholly owned subsidiary of the Company, on February 17, 2016. His annual salary package is $0.

(6) Mr. Yun Yang was appointed as President and a director of Lisite Science on November 7, 2016. His annual salary package is $6,273 (equal to 42,000RMB).

(7)Mr. Deng was appointed as President and a director of Baileqi Electronics on November 7, 2016. On Novembe 15, 2017 he resigned  as President and  director. He obtained salary $2,266(equal to 15,172RMB) for the period from July 1，2017 to November 15，2017.

(8)On November 15, 2017, Ms. Baozhu Deng was appointed as President and a director of  Baileqi Electronics. She obtained salary $4,202(equal to 28,133RMB) for the period from November 15，2017 to June 30，2018.

(9)Mr. Zhang was appointed as President and a member of the board of directors of Dalian on June 28, 2018. Dalian is a wholly owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Zhang’s salary is $0 USD (equal to 0 RMB).

(10) Mr. Liang was appointed as President and a member of the board of directors of Fangguan Photoelectric on February 20, 2018. Fangguan Photoelectric is a wholly owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Mr. Liang’s salary is $0 USD (equal to 0 RMB).

(11) Ms. Zhou was appointed as Chief Executive Officer and a Director on November 20, 2015. Ms. Zhou’s salary was Nil during year ended June 30, 2018. Ms. Zhou was appointed as director of Welly Surplus on December 29, 2016. Ms. Zhou’s salary as director of Welly Surplus is $0 USD (equal to 0 RMB). On May 16, 2018, Ms. Doris Zhou resigned as Chief Executive Officer, President, Secretary, Treasurer and as a member of the Board of Directors of the Company, and as Director of Welly Surplus.

Narrative Disclosure to Summary Compensation Table

As of June 30, 2018 and 2017, none of Ionix Technology, Welly Surplus, and Well Best or its subsidiaries, had any compensatory plans or arrangements, including payments to be received from Ionix, Welly Surplus, Well Best or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, Well Best, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, Well Best, or its subsidiaries.

Outstanding Equity Awards

There are no equity awards outstanding as of the year ended June 30, 2018 for Ionix Technology, Welly Surplus, Well Best or its subsidiaries.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2018 there were no options granted to our named officers or directors.

Option Exercises

During our Fiscal year ended June 30, 2018 there were no options exercised by our named officers.

Compensation of Directors

 As of June 30, 2018, there is no cash compensation paid to directors for their service on our board of directors. We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of June 30, 2018, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Yubao Liu (2)	28,979,000	29.27%
Yue Kou (3)	0	0%
Chunde Song (4)	0	0.0%
Qingchun Yang(5)	0	0.0%
Zhengfu Nan(6)	0	0.0%
Yun Yang(7)	0	0.0%
Baozhu Deng (8)	0	0%
Xin Sui(9)	0	0.0%
Jialin Liang (10)	1,560,000	1.57%
Liang Zhang (11)	0	0.0%
All executive officers and directors as a group (10 people)	30,539,000	30.84%

Beneficial Shareholders of Common Stock greater than 5%
Yang Kan (12)	7,600,000	7.67%
Jia Hui(13)	5,020,000	5.07%
Beneficial Owners of Preferred Stock(1):	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Yubao Liu(2)	5,000,000	100%

(1) Applicable percentage of ownership is based on 99,003,000 shares of common stock outstanding on June 30, 2018 and 5,000,000 shares of Preferred Stock issued and outstanding on June 30, 2018. Percentage totals are calculated separately based on each class of capital stock. Each share of Preferred Stock entitles the holder to vote 100 shares of common stock; the Preferred Stock is not convertible into common stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2018, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  .

(2) Yubao Liu, is the CEO, Secretary, Treasurer, and Director of Ionix Technology. Mr. Liu’s ownership includes 100,000 directly and 28,879,000 indirectly through Shining Glory Investments Limited; additionally Mr. Liu is the beneficial owner of 5,000,000 shares of preferred stock which has the authority to vote a total of 500,000,000 common stock votes. Mr. Liu owns 0 shares issuble upon exercise of stock options. Mr. Liu is the sole officer and director of Shining Glory Investments Limited and has dispositive voting and investment control over the shares held by Shining Glory. Thus, in total, Shining Glory and its sole officer and director collectively owns an aggregate 88.36% of the total outstanding voting securities of the Company.

(3) Yue Kou is the CFO of Ionix Technology. Ms. Kou’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(4) Chunde Song is the Director of the Company. Mr. Song’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(5)Qingchun Yang is the President and Director of Well Best, a wholly owned subsidiary of Ionix Technology. Mr. Yang’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(6) Zhengfu Nan is the President and Director of XinyuIonix, an indirect wholly owned subsidiary of Ionix Technology. Mr. Nan’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(7) Yun Yang is the President and Director of Lisite Science Technology, an indirect wholly owned subsidiary of Ionix Technology. Mr. Yang’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(8)Baozhu Deng is the President and Director of Shenzhen Baileqi Electronic Technology Co., Ltd, an indirect wholly owned subsidiary of Ionix Technology. Ms. Deng’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(9)Xin Sui is President and Director of Welly Surplus International Limited, a wholly owned subsidiary of IonixTechnoloy. Mr. Sui’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(10) Jialin Liang is the President and Director of Fangguan Photoelectric. Well Best is the sole shareholder of Fangguan Photoelectric. As a result, Fangguan Photoelectric is an indirect, wholly-owned subsidiary of the Company. Mr. Liang’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(11) Liang Zhang is the President and Director of Dalian Shizhe New Energy Technology Co., Ltd, a limited liability company formed under the laws of the PRC on June 28, 2018. Well Best is the sole shareholder of Dalian. As a result, Dalian is an indirect, wholly-owned subsidiary of the Company. Mr. Zhang’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(12))Mr. Yang Kan’s beneficial ownership includes 7,600,000 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options

(13)Mr. Hui’s beneficial ownership includes 5,020,000 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options

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

According to the NASDAQ definition, Yubao Liu is not independent director because he is also an executive officer of the Company; however, Mr. Chunde Song is an independent director according to the NASDAQ definition of such.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities.  We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Related Party Transactions

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Manufacture – related party

On September 1, 2016, Baileqi Electronic entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi Electronic. The owner of Shenzhen Baileqi S&T is also a stockholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of June 30, 2018.  The manufacturing costs incurred with Shenzhen Baileqi S&T was $268,952 and $153,718 for the years ended June 30, 2018 and 2017, respectively, and the amount of $268,952 and $153,718 respectively were included in cost of revenue.

Purchase from related party

During the year ended June 30, 2018, the Company purchased $1,916,551 and $653,494 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of June 30, 2018. The amount of $1,916,551 and $653,458 were included in the cost of revenue.

During the year ended June 30, 2017, the Company purchased $3,303,081 and $305,750 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock. The amount of $3,303,081 and $305,750 were included in the cost of revenue.

During the year ended June 30, 2018, the Company purchased $1,523,770 from Changchun Fangguan Electronic Science and Technology Co., Ltd. (“Fangguan S&T”).  The president of Fangguan S&T is the president and a member of the board of directors of Fangguan Photoelectric.  The amount of $1,485,144 was included in the cost of revenue.

The Company made advances of $206,194 to Keenest for future purchases as of June 30, 2018.  The trade balance payable to Fangguan S&T was $248,543 as of June 30, 2018. The trade balance payable to Shenzhen Baileqi S&T were $159,861 as of June 30, 2017.

Sales to related party

During the year ended June 30, 2018, Baileqi Electronic sold materials of $493,439 to Shenzhen Baileqi S&T. The trade-related balance receivable from Shenzhen Baileqi S&T was $119,543 as of June 30, 2018.

During the year ended June 30, 2017, Lisite Science sold materials of $1,493,090 to Keenest. The sales-related balance receivable from Keenest was zero as of June 30, 2017.

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	June 30, 2018	June 30, 2017
Ben Wong (1)	$143,792	$143,792
Yubao Liu (6)	70,458	-
Changyong Yang (2)	-	122,820
Xin Sui (3)	1,992	6,992
Baozhen Deng (4)	(3,685)	8,590
Shenzhen Baileqi S&T (5)	-	41,405
	$212,557	$323,599

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

During the year ended June 30, 2018, Welly Surplus refunded $5,000 to Xin Sui.  Baileqi Electronic refunded $41,405 and $8,590 to Shenzhen Baileqi S&T and Baozhen Deng.  In addition, Baileqi Electronic further advanced $3,685 to Baozhen Deng and the advance was repaid in full from Baozhen Deng in September 2018. Lisite Science refunded $122,820 to Changyong Yang.

During the year ended June 30, 2018, Yubao Liu advanced $70,458 to Well Best.

During the year ended June 30, 2017, Ben Wong advanced $95,282 to Well Best and he received the proceeds of $5,000 from sales of Taizhou Ionix on behalf of the Company. Changyong Yang, a stockholder of the Company, advanced $122,820 to Lisite Science.  Baozhen Deng, a stockholder of the Company and the owner of Shenzhen Baileqi S&T, advanced $8,590 to Baileqi Electronic. Shenzhen Baileqi S&T, a company 100% owned by Baozhen Deng, advanced $41,405 to Baileqi Electronic. Xin Sui, a member of the board of directors of Welly Surplus, advanced $6,992 to Welly Surplus.

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

 On July 18, 2016, the Company appointed Paritz & Company, P.A. as the Company’s registered independent public accounting firm. Our principal independent accountant during the year ended June 30, 2015 was Michael F. Albanese, CPA. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended June 30, 2018	For Fiscal Year Ended June 30, 2017
Audit Fees	$59,500	$64,500
Audit-related fees	$-	$-
Tax Fees	$-	$-
All other Fees	$-	$-
Total	$59,500	$64,500

Audit Fees

During the fiscal year ended June 30, 2018, we incurred approximately $59,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2018.

During the fiscal year ended June 30, 2017, we incurred approximately $64,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2017.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2018 and 2017 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $NIL and $NIL, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2018 and 2017 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

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

Ionix Technology, Inc.

Date: October 11, 2018,	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief (Principal) Executive Officer

Date: October 11, 2018,	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Accounting Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: October 11, 2018,	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief Executive Officer, Secretary, Treasurer and Director

Date: October 11, 2018,	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer

Date: October 11, 2018,	By:	/s/ Chunde Song
Name: Chunde Song Title: Director

