Form 10-Q
period 2018-09-30
IONIX TECHNOLOGY, INC.
filed 2018-11-14
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 14, 2018, there were 99,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of November 14, 2018, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.

FORM 10-Q

SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	June 30, 2018
ASSETS
Current Assets:
Cash	$304,583	$111,462
Accounts receivable - non-related parties	464,553	636,413
- related parties	-	119,543
Inventory	507,440	226,839
Advances to suppliers - non-related parties	2,257	3,164
- related parties	268,388	206,194
Prepaid expenses and other current assets	29,981	20,592
Total Current Assets	1,577,202	1,324,207
Total Assets	$1,577,202	$1,324,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - non-related parties	$110,275	$264,171
- related parties	399,522	248,543
Advance from customers	34,117	59,546
Due to related parties	349,829	212,557
Accrued expenses and other current liabilities	105,265	125,733
Total Current Liabilities	999,008	910,550

Deferred tax liability	10,548	15,242
Total Liabilities	1,009,556	925,792

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 99,003,000 shares issued and outstanding	9,900	9,900
Additional paid in capital	237,246	237,246
Retained earnings	319,972	142,819
Accumulated other comprehensive income	28	7,950
Total Stockholders’ Equity	567,646	398,415
Total Liabilities and Stockholders’ Equity	$1,577,202	$1,324,207

 The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2018	2017

Revenues - Non-related parties	$2,475,050	$381,541
Revenues - Related parties	93,838	-
Total Revenues	2,568,888	381,541

Cost of revenues - Non-related parties	499,912	48,932
- Related parties	1,779,811	271,651
Total Cost of Revenues	2,279,723	320,583

Gross profit	289,165	60,958

Operating expenses
Selling, general and administrative expense	62,989	69,553
Total operating expenses	62,989	69,553

Income (loss) from operations	226,176	(8,595)

Other income	1,403	-

Income (loss) before income tax	227,579	(8,595)

Income tax	50,426	1,609

Net income (loss)	177,153	(10,204)

Other comprehensive income (loss)
Foreign currency translation adjustment	(7,922)	3,688

Comprehensive income (loss)	$169,231	$(6,516)

Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	99,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$177,153	$(10,204)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(4,555)	-
Changes in operating assets and liabilities:
Accounts receivable - non related parties	165,960	293,992
Accounts receivable - related parties	118,902	-
Inventory	(284,534)	(221,917)
Advances to suppliers - non-related parties	878	117,348
Advances to suppliers - related parties	(64,737)	(88,375)
Prepaid expenses	(9,530)	(7,501)
Accounts payable - non-related parties	(151,889)	12,137
Accounts payable - related parties	154,452	(155,528)
Advance from customers	(24,927)	(5,029)
Accrued expenses and other current liabilities	(19,564)	(60,514)
Net cash provided by (used in) operating activities	57,609	(125,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Other receivables	-	148,947
Net cash provided by investing activities	-	148,947

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) loans from related parties	137,292	(136,600)
Net cash provided by (used in) financing activities	137,292	(136,600)

Effect of exchange rate changes on cash	(1,780)	1,961

Net increase (decrease) in cash	193,121	(111,283)

Cash, beginning of period	111,462	186,767

Cash, end of period	$304,583	$75,484

Supplemental disclosure of cash flow information:
Cash paid for income tax	$70,558	$1,951
Cash paid for interests	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Ionix Technology, Inc. (the “Company” or “Ionix”) is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries in China, the Company sells the high-end intelligent electronic equipment, which includes portable power banks for electronic devices and LCD screens in China.

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

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the periods ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending June 30, 2019. The balance sheet at June 30, 2018 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2018 as included in our Annual Report on Form 10-K as filed with the SEC on October 11, 2018.

Basis of consolidation

The consolidated financial statements include the accounts of Ionix Technology Inc. and its subsidiaries: Well Best International Investment Limited (“Well Best”), Welly Surplus International Limited (“Welly Surplus”), Lisite Science Technology (Shenzhen) Co., Ltd (“Lisite Science”), Shenzhen Baileqi Electronic Technology Co., Ltd. (“Baileqi Electronic”), Changchun Fangguan Photoelectric Display Technology Co. Ltd. (“Fangguan Photoelectric”) and Dalian Shizhe New Energy Technology Co., Ltd (“Shizhe New Energy”). All significant inter-company balances and transactions have been eliminated upon consolidation.

Revenue recognition

The Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers, and all the related amendments (new revenue standard) to all contracts using the modified retrospective method beginning on July 1, 2018. The adoption will not result in an adjustment to the retained earnings as of June 30, 2018. The comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard will have no impact on either reported sales to customers or net earnings. The Company will continue to recognize revenue from product sales as goods are shipped or delivered to the customer, as control of goods occurs at the same time.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2018	June 30, 2018

Balance sheet items, except for equity accounts	6.6879	6.6166

	Three Months Ended September 30,
	2018	2017

Items in statements of comprehensive income (loss) and cash flows	6.6523	6.7138

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

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost method) or net realizable value.

	September 30, 2018	June 30, 2018

Raw materials	$109,926	$105,879
Finished goods	397,514	120,960
Total inventories	$507,440	$226,839

Inventories consist of the following:

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

Manufacture – related party

On September 1, 2016, Baileqi Electronic entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi Electronic. The owner of Shenzhen Baileqi S&T is also a stockholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of September 30, 2018.  The manufacturing costs incurred with Shenzhen Baileqi S&T was $0 and $192,103 for the three months ended September 30, 2018 and 2017, respectively, and the amount of $0 and $44,167 respectively were included in cost of revenue.

Purchase from related party

During the three months ended September 30, 2018, the Company purchased $676,379 and $450,505 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of September 30, 2018. The amount of $676,379 and $340,026 were included in the cost of revenue.

During the three months ended September 30, 2017, the Company purchased $63,645 and $174,465 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock. The amount of $63,645 and $163,839 were included in the cost of revenue.

During the three months ended September 30, 2018, the Company purchased $792,282 from Fangguan Electronic Science and Technology Co., Ltd. (“Fangguan S&T”). The president of Fangguan S&T was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amount of $763,406 was included in the cost of revenue.

Advances to suppliers - related parties

The Company made advances of $268,388 and $206,194 to Keenest for future purchases as of September 30, 2018 and June 30, 2018, respectively.

Accounts payable - related parties

The trade balance payable to Fangguan S&T was $367,779 and $248,543 as of September 30, 2018 and June 30, 2018, respectively. The trade balance payable to Shenzhen Baileqi S&T were $31,743 and $0 as of September 30, 2018 and June 30, 2018, respectively.

Sales to related party

During the three months ended September 30, 2018, Baileqi Electronic sold materials of $93,838 to Shenzhen Baileqi S&T.

Accounts receivable - related parties

The sales-related balance receivable from Shenzhen Baileqi S&T were zero and $119,543 as of September 30, 2018 and June 30, 2018, respectively.

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	September 30, 2018	June 30, 2018
Ben Wong (1)	$143,792	$143,792
Yubao Liu (2)	196,839	70,458
Xin Sui (3)	1,992	1,992
Baozhen Deng (4)	4,216	(3,685)
Baozhu Deng (5)	2,990	-
	$349,829	$212,557

(1) Ben Wong was the controlling shareholder of Shinning Glory until April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(2) Yubao Liu is the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(3) Xin Sui is a member of the board of directors of Welly Surplus.

(4) Baozhen Deng is a stockholder of the Company, who owns approximately 1.5% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5) Baozhu Deng is a relative of Baozhen Deng, a stockholder of the Company.

During the three months ended September 30, 2018, Yubao Liu advanced $126,381 to Well Best. Baileqi Electronic borrowed $2,990 from Baozhu Deng. In addition, Baozhen Deng refunded $7,903 to Baileqi Electronic.

During the three months ended September 30, 2017, Welly Surplus refunded $5,000 to Xin Sui. Baileqi Electronic refunded $7,671 to Shenzhen Baileqi S&T. Lisite Science refunded $122,820 to Changyong Yang.

NOTE 6 - CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues for the three months ended September 30, 2018 and 2017 respectively and its outstanding balance of accounts receivable as of September 30, 2018 and 2017 respectively are presented as follows:

	For the three months ended September 30, 2018		As of September 30, 2018
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$738,893	29%	$-	-%
Customer B	1,028,423	40%	272,761	59%
Total	$1,767,316	69%	$272,761	59%

	For the three months ended September 30, 2017		As of September 30, 2017
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable
Customer A	$65,637	17%	$-	-%
Customer B	91,692	24%	-	-%
Customer C	45,514	12%	-	-%
Total	$202,843	53%	$-	-%

All customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) for the three months ended September 30, 2018 and 2017 respectively and its outstanding balance of accounts payable as of September 30, 2018 and 2017 respectively are presented as follows:

	For the three months ended September 30, 2018		As of September 30, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A - related party	$676,379	26%	$-	-%
Supplier B - related party	450,505	18%	31,743	6%
Supplier C - related party	792,282	31%	367,779	72%
Supplier D	536,708	21%	-	-%
Total	$2,455,874	96%	$399,522	78%

	For the three months ended September 30, 2017		As of September 30, 2017
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A - related party	$63,645	12%	$-	-%
Supplier B - related party	366,568	68%	5,828	5%
Total	$430,213	80%	$5,828	5%

All suppliers of the Company are located in the PRC.

NOTE 7 - INCOME TAXES

The effective tax rate in the periods presented is the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America.

The Company has shown losses since inception.  As a result, it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the year ended June 30, 2011 and after were still open to audit as of September 30, 2018.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of September 30, 2018.

Hong Kong

The Well Best and Welly Surplus are registered in Hong Kong and subject to income tax rate of 16.5%. for the three months ended September 30, 2018 and 2017, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

Lisite Science, Fangguan Photoelectric, Baileqi Electronic and Shizhe New Energy are operating in the PRC and is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

The reconciliation of income tax expense at the U.S. statutory rates of 21% and 35% to the Company’s effective tax rate is as follows:

	For the three months ended September 30,
	2018	2017
	21%	35%
Tax at U.S. statutory rate	$47,792	$(3,008)
Tax rate difference between foreign operation and U.S.	(1,408)	1,125
Change in valuation allowance	2,424	3,492
Permanent difference	1,618	-
Effective tax	$50,426	$1,609

The provisions for income taxes are summarized as follows:

	For the three months ended September 30,
	2018	2017
Current	$54,981	$1,609
Deferred	(4,555)	-
Total	$50,426	$1,609

As of September 30, 2018, the Company has approximately $388,000 net operating loss carryforwards available in the U.S. and Hong Kong to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

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

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Since the Company’s foreign subsidiaries had not generated accumulated earnings as of December 31, 2017, the Company believes that Tax Act will not have significant impact on the Company’s consolidated financial statements.

NOTE 8 - SUBSEQUENT EVENTS

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Commission on October 11, 2018.

Results of Operations for the three months ended September 30, 2018 and 2017

Revenue

During the three months ended September 30, 2018 and 2017, revenue was $2,568,888 and $381,541 respectively.

The total revenues increased by 573% from the three months ended September 30, 2017 to three months ended September 30, 2018.

The increase in revenue was attributed to our expanded operations in the fields of LCD screens in the PRC during the three months ended September 30, 2018.

Cost of Revenue

Cost of revenue included the cost of raw materials and finished products purchased and the sub- contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories.

During the three months ended September 30, 2018, cost of revenue was $499,912 for non-related parties and $1,779,811 for related parties. In comparison, during the three months ended September 30, 2017, cost of revenue was $48,932 for non-related parties and $271,651 for related parties. The total cost of revenues increased by 611% from the three months ended September 30, 2017 to three months ended September 30, 2018.

The increase in cost of revenue was attributed to our expanded operations in the fields of LCD screens in the PRC during the three months ended September 30, 2018.

Gross Profit

During the three months ended September 30, 2018 and 2017, gross profit was $289,165 and $60,958, respectively. Our gross profit margin maintained at 11% during the three months ended September 30, 2018. Our gross profit margin maintained at 16% during the three months ended September 30, 2017, and decreased to 11% in October 2017 and has maintained at this level up to the present.

The decrease can be attributed to the sharp price increase of raw material (glass and quartz, etc.) that occurred at the end of September 2017.

Selling, General and Administrative Expenses

During the three months ended September 30, 2018 and 2017, selling, general and administrative expenses were $62,989, and $69,553, respectively. Our selling, general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses. The difference can be attributed to the stricter practices for cost control in operating expenses during the three months ended September 30, 2018.

Net Income (Loss)

During the three months ended September 30, 2018 and 2017, our net income ( loss ) was $177,153 and $(10,204), respectively. The difference can be attributed to the increase in gross profit and the strict cost control in operating expenses during the three months ended September 30, 2018.

 Liquidity and Capital Resources

Cash Flow from Operating Activities

During the three months ended September 30, 2018, the Company received cash of $57,609 in operating activities compared with cash used by operating activities of $125,591 in the same period in 2017. The change was mainly due to an increase in cash inflows of $182,802 from net income and non-cash items.

Cash Flow from Investing Activities

During the three months ended September 30, 2018 and 2017, net cash provided by investing activities was $NIL and $148,947, respectively.

Cash Flow from Financing Activities

During the three months ended September 30, 2018, the Company received $137,292 in cash for financing activities, which was all due to proceeds from related party loans. In comparison, during the three months ended September 30, 2017, the Company used $136,600 in cash from financing activities, all of which was attributable to repayment of the related party loans.

As of September 30, 2018, we have a working capital of $578,194.

Our total current liabilities as of September 30, 2018 was $999,008 and consists primarily of accounts payables for related and non-related parties of $399,522 and $110,275 respectively, advances from customers of $34,117, amount due to related parties of $349,829, and accrued expenses and other current liabilities of $105,265. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

Critical Accounting Policies

We believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Revenue recognition

The Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers, and all the related amendments (new revenue standard) to all contracts using the modified retrospective method beginning on July 1, 2018. The adoption will not result in an adjustment to the retained earnings as of June 30, 2018. The comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard will have no impact on either reported sales to customers or net earnings. The Company will continue to recognize revenue from product sales as goods are shipped or delivered to the customer, as control of goods occurs at the same time.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that no allowance for doubtful accounts is required as of September 30, 2018 and June 30, 2018, respectively.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2018	June 30, 2018

Balance sheet items, except for equity accounts	6.6879	6.6166

	Three Months Ended September 30,
	2018	2017

Items in statements of comprehensive income (loss) and cash flows	6.6523	6.7138

Recently Issued Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2018, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on October 13, 2017 as part of our Annual Report on Form 10-K
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed with the SEC on May 14, 2018 as part of our Quarterly Report on Form 10-Q
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: November 14, 2018	By:	/s/ Yubao Liu
Name: Doris Zhou Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2018	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief (Principal) Executive Officer, Secretary, Treasurer and Director

Date: November 14, 2018	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief (Principal) Financial Officer

Date: November 14, 2018,	By:	/s/ Chunde Song
Name: Chunde Song Title: Director

