Form 10-Q/A
period 2018-09-30
IONIX TECHNOLOGY, INC.
filed 2018-11-20
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

to

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Ionix Technology, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the Securities and Exchange Commission on November 14, 2018 (the “Original Filing”), is being filed solely to correct an inadvertent clerical error with respect to the typed name of the officer that executed the signature page (page 20) to Original Filing.

As required by applicable SEC regulations, Exhibits 31.01, 31.02 and 32.01 and 32.02 are being re-filed with this Form 10-Q/A although there has been no change in these exhibits, other than the date thereof, from those filed with the Original Filing. As this Form 10-Q/A is being filed to correct a single inadvertent clerical error on the Signature Page, this filing consists solely of the preceding cover page, this explanatory note, Part II, Item 6, Exhibits, and the Signature Page.

This amendment does not affect the financial statements for any period. This Form 10-Q/A should be read in conjunction with the Original Filing, continues to speak as of the date of the Original Filing, and does not modify or update disclosures in the Original Filing, except as noted above. This Form 10-Q/A, does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ionix Technology, Inc.

Date: November 20, 2018	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: November 20, 2018	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 20, 2018	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief (Principal) Executive Officer, Secretary, Treasurer and Director

Date: November 20, 2018	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief (Principal) Financial Officer

Date: November 20, 2018,	By:	/s/ Chunde Song
Name: Chunde Song Title: Director