Form 10-Q
period 2018-12-31
IONIX TECHNOLOGY, INC.
filed 2019-02-11
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of February 11, 2019, there were 114,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of February 11, 2019, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.

FORM 10-Q

DECEMBER 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2018	June 30, 2018
ASSETS
Current Assets:
Cash	$824,874	$111,462
Notes receivable	96,581	-
Accounts receivable - non-related parties	3,220,848	636,413
- related parties	160,647	119,543
Inventory, net	3,415,851	226,839
Advances to suppliers - non-related parties	168,519	3,164
- related parties	-	206,194
Prepaid expenses and other current assets	78,047	20,592
Total Current Assets	7,965,367	1,324,207

Property, plant and equipment	6,633,132	-
Intangible assets	4,516,173	-
Deferred tax assets	58,071	-
Total Assets	$19,172,743	$1,324,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$2,622,683	$-
Accounts payable - non-related parties	3,715,537	264,171
- related parties	55,829	248,543
Advance from customers	63,468	59,546
Due to related parties	6,771,273	212,557
Accrued expenses and other current liabilities	298,952	125,733
Total Current Liabilities	13,527,742	910,550

Deferred tax liability	-	15,242
Total Liabilities	13,527,742	925,792

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 114,003,000 and 99,003,000 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	11,400	9,900
Additional paid in capital	5,235,746	237,246
Retained earnings	326,826	142,819
Accumulated other comprehensive income (loss)	(20,011)	7,950
Total Stockholders' Equity attributable to the Company	5,554,461	398,415
Noncontrolling interest	90,540	-
Total Stockholders’ Equity	5,645,001	398,415
Total Liabilities and Stockholders’ Equity	$19,172,743	$1,324,207

 The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues - Non-related parties	$2,229,489	$750,944	$4,704,539	$1,132,485
Revenues - Related parties	22,059	-	115,897	-
Total Revenues	2,251,548	750,944	4,820,436	1,132,485

Cost of revenues - Non-related parties	541,912	64,971	1,041,824	113,903
- Related parties	1,414,348	607,020	3,194,159	878,671
Total Cost of Revenues	1,956,260	671,991	4,235,983	992,574

Gross profit	295,288	78,953	584,453	139,911

Operating expenses
Selling, general and administrative expense	232,917	61,475	295,906	131,028
Total operating expenses	232,917	61,475	295,906	131,028

Income from operations	62,371	17,478	288,547	8,883

Other income	16,285	-	17,688	-

Income before income tax provision	78,656	17,478	306,235	8,883

Income tax provision	71,802	7,764	122,228	9,373

Net income (loss)	6,854	9,714	184,007	(490)

Other comprehensive income (loss)
Foreign currency translation adjustment	(20,039)	4,931	(27,961)	8,619

Comprehensive income (loss)	$(13,185)	$14,645	$156,046	$8,129

Income (Loss) Per Share - Basic and Diluted	$0.00	$0.00	$0.00	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	99,655,174	99,003,000	99,329,087	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$184,007	$(490)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(14,884)	-
Changes in operating assets and liabilities:
Accounts receivable - non related parties	144,264	214,351
Accounts receivable - related parties	(45,987)	-
Inventory	(294,434)	(197,363)
Advances to suppliers - non-related parties	355	120,004
Advances to suppliers - related parties	201,357	(89,483)
Prepaid expenses	3,925	(11,277)
Accounts payable - non-related parties	(257,973)	12,272
Accounts payable - related parties	(138,955)	(117,978)
Advance from customers	(17,820)	(39,455)
Accrued expenses and other current liabilities	27,524	(49,342)
Net cash used in operating activities	(208,621)	(158,761)

CASH FLOWS FROM INVESTING ACTIVITIES
Other receivables	-	148,947
Cash received from acquisition	687,591	-
Net cash provided by investing activities	687,591	148,947

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	(29,518)	-
Acquisition of office equipment	(2,163)	-
Proceeds from (repayment of) loans from related parties	269,974	(109,413)
Net cash provided by (used in) financing activities	238,293	(109,413)

Effect of exchange rate changes on cash	(3,851)	3,727

Net increase (decrease) in cash	713,412	(115,500)

Cash, beginning of period	111,462	186,767

Cash, end of period	$824,874	$71,267

Supplemental disclosure of cash flow information:
Cash paid for income tax	$141,749	$5,163
Cash paid for interests	$-	$-

Non-cash investing activities
Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	$5,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Ionix Technology, Inc. (the “Company” or “Ionix”) is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries and an entity controlled through VIE agreements in China, the Company sells the high-end intelligent electronic equipment, which includes portable power banks for electronic devices and LCD screens in China.

Acquisition

On December 27, 2018, Ionix Technology, Inc. (the “Company”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jialin Liang and Xuemei Jiang, each of whom are shareholders (the “Shareholders”) of Changchun Fangguan Electronics Technology Co., Ltd. (“Fangguan Electronics”). Pursuant to the terms of the Purchase Agreement, the Shareholders, who together own 95.14% of the ownership rights in Fangguan Electronics, agreed to execute and deliver the Business Operation Agreement dated December 27, 2018, the Equity Interest Pledge Agreement dated December 27, 2018, the Equity Interest Purchase Agreement dated December 27, 2018, the Exclusive Technical Support Service Agreement dated December 27, 2018 (the “Services Agreement”) and the Power of Attorney dated December 27, 2018, all together are referred to the “VIE Transaction Documents”, to the Company in exchange for the issuance of an aggregate of 15,000,000 shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”), thereby causing Fangguan Electronics to become the Company’s variable interest entity. The entirety of the transaction will hereafter be referred to as the “Transaction”. As a result of the Transaction, the Company are able to exert effective control over Fangguan Electronics and receive 100% of the net profits or net losses derived from the business operations of Fangguan Electronics. Fangguan Electronics manufactures and sells LCD screens in China based in Changchun City, Jilin Province, People’s Republic of China. (See Note 4).

The Transaction was accounted for as a business combination using the acquisition method of accounting. The assets, liabilities and the operations of Fangguan Electronics subsequent to the Transaction date were included in the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficiency of $5,562,375 at December 31, 2018 and did not generate cash from operations for the six months ended December 31, 2018 and 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of the business plan and operations. However, no assurance can be given that the Company will be successful in raising additional capital.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2018 and the results of operations and cash flows for the periods ended December 31, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending June 30, 2019 or for any subsequent periods. The balance sheet at June 30, 2018 has been derived from the audited financial statements at that date.

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

Basis of consolidation

The consolidated financial statements include the accounts of Ionix, its wholly owned subsidiaries and an entity which the Company controls 95.14% through VIE agreements. All significant inter-company balances and transactions have been eliminated upon consolidation.

Use of Estimates

The Company’s financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and any impairment. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Repairs and maintenance costs are normally expensed as incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statement of comprehensive income (loss) in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets after taking into account their respective estimated residual value. The estimated useful life of the assets is as follows:

Buildings	10 – 20 years
Machinery and equipment	5 – 10 years
Office equipment	5 years
Automobiles	5 years

Intangible assets

Land use right is recorded as cost less accumulated amortization. Land use rights represent the prepayments for the use of the parcels of land in the PRC where the Company’s production facilities are located, and are charged to expense over their respective lease periods of 50 years. According to the laws of the PRC, the government owns all of the land in the PRC. Company or individuals are authorized to use the land only through land use rights granted by the PRC government for a certain period (usually 50 years).

Purchased intangible assets are recognized and measured at fair value upon acquisition. Intangible assets acquired separately and with finite useful lives are carried at costs less accumulated amortization and any accumulated impairment losses. Amortization for intangible assets with finite useful lives is provided on a straight-line basis over their estimated useful lives. Alternatively, intangible assets with indefinite useful lives are carried at cost less any subsequent accumulated impairment losses. The estimated useful lives of the intangible assets are as follows:

Land use right	50 years
Computer software	5 years

Gains or losses arising from derecognition of the intangible asset are measured at the difference between the net disposal proceeds and the carrying amount of the assets and are recognized in the statement of comprehensive income (loss) when the asset is disposed.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2018	June 30, 2018

Balance sheet items, except for equity accounts	6.8632	6.6166

	Six Months Ended December 31,
	2018	2017

Items in statements of comprehensive income (loss) and cash flows	6.7756	6.6404

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

NOTE 4 – ACQUISITION

On December 27, 2018, the Company entered into VIE agreements with two shareholders of Fangguan Electronics to control 95.14% of the ownership rights and receive 100% of the net profit or net losses derived from the business operations of Fangguan Electronis. In exchange for VIE agreements, the Company issued 15 million shares of common stock to two shareholders of Frnagguan Electronics. (See Note 1)

The Transaction was accounted for as a business combination using the acquisition method of accounting. The assets, liabilities and the operations of Fangguan Electronics subsequent to the Transaction date were included in the Company’s consolidated financial statements.

The purchase price was allocated to the fair value of the tangible and intangible assets acquired and liabilities assumed. The Company has estimated the fair value of the assets acquired and liabilities assumed as of the acquisition date and will adjust these estimates accordingly within the one year measurement period once the appraisal report is completed. The preliminary purchase price allocated to assets acquired and liabilities assumed as of the acquisition was as follows:

Amounts

Cash	$687,591
Notes receivable	67,441
Accounts receivable	2,749,723
Accounts receivable from related parties	46,603
Inventories	2,906,489
Advances to suppliers	165,819
Other receivables	61,900
Property, plant and equipment	6,630,997
Intangible assets, net	4,516,173
Deferred tax assets	58,071
Short-term bank loan	(2,622,683)
Accounts payable	(3,715,537)
Advance from customers	(23,654)
Due to related parties	(6,288,886)
Accrued expenses and other current liabilities	(149,507)
Noncontrolling interest	(90,540)
Total consideration	$5,000,000

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost method) or net realizable value.

	December 31, 2018	June 30, 2018
Raw materials	$691,779	$105,879
Work-in-process	797,802	-
Finished goods	1,926,270	120,960
Total Inventories	$3,415,851	$226,839

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	December 31, 2018	June 30, 2018
Buildings	$4,264,801	$-
Machinery and equipment	2,274,837	-
Office equipment	33,906	-
Automobiles	59,588	-
Property, plant and equipment	$6,633,132	$-

As of December 31, 2018, buildings were pledged as collateral for bank loans (See Note 8).

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2018	June 30, 2018
Land use right	$4,516,003	$-
Computer software	170	-
Intangible assets	$4,516,173	$-

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of December 31, 2018, land use right was pledged as collateral for bank loans (See Note 8).

NOTE 8 – SHORT-TERM BANK LOAN

On November 12, 2018, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.6 million (RMB 18 million) for a year with annual interest rate of 5.27%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

NOTE 9 - RELATED PARTY TRANSACTIONS AND BALANCES

Manufacture – related party

On September 1, 2016, the Company’s subsidiary, Baileqi Electronic, entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products. The owner of Shenzhen Baileqi S&T is also a stockholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of December 31, 2018.  The manufacturing costs incurred with Shenzhen Baileqi S&T was $0 and $271,186 for the six months ended December 31, 2018 and 2017, respectively, and the amount of $0 and $123,035 respectively were included in cost of revenue. The manufacturing costs incurred with Shenzhen Baileqi S&T was $0 and $79,083 for the three months ended December 31, 2018 and 2017, respectively, and the amount of $0 and $78,868 respectively were included in cost of revenue.

Purchase from related party

During the six months ended December 31, 2018, the Company’s subsidiaries, Lisite Science and Baileqi Electronic, purchased $1,610,058 and $517,262 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of December 31, 2018. The amount of $1,610,058 and $454,049 were included in the cost of revenue for the six months ended December 31, 2018.

During the six months ended December 31, 2018, the Company’s subsidiary, Fangguan Photoelectric, purchased $1,498,744 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 (See Note 1 and Note 4). The president of Fangguan Electronics was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amount of $1,130,052 was included in the cost of revenue for the six months ended December 31, 2018.

During the six months ended December 31, 2017, Lisite Science and Baileqi Electronic purchased $391,804 and $410,976 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock. The amount of $391,804 and $363,832 were included in the cost of revenue for the six months ended December 31, 2017.

During the three months ended December 31, 2018, Lisite Science and Baileqi Electronic purchased $933,679 and $66,757 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of December 31, 2018. The amount of $933,679 and $114,023 were included in the cost of revenue for the three months ended December 31, 2018.

During the three months ended December 31, 2018, Fangguan Photoelectric purchased $706,462 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 (See Note 1 and Note 4). The president of Fangguan Electronics was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amount of $366,646 was included in the cost of revenue for the three months ended December 31, 2018.

During the three months ended December 31, 2017, Lisite Science and Baileqi Electronic purchased $328,159 and $236,511 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock. The amount of $328,159 and $199,993 were included in the cost of revenue for the three months ended December 31, 2017.

Advances to suppliers - related parties

Lisite Science made advances of $0 and $206,194 to Keenest for future purchases as of December 31, 2018 and June 30, 2018, respectively.

Accounts payable - related parties

The trade balance payable to Fangguan Electronics was $0 and $248,543 as of December 31, 2018 and June 30, 2018, respectively. The trade balance payable to Keenest were $55,829 and $0 as of December 31, 2018 and June 30, 2018, respectively.

Sales to related party

During the three and six months ended December 31, 2018, Baileqi Electronic sold materials of $0 and $93,838 to Shenzhen Baileqi S&T, respectively.

During the three and six months ended December 31, 2018, Fangguan Photoelectric sold products of $22,059 to Fangguan Electronics.

Accounts receivable - related parties

The sales-related balance receivable from Shenzhen Baileqi S&T were $160,647 and $119,543 as of December 31, 2018 and June 30, 2018, respectively.

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	December 31, 2018	June 30, 2018
Ben Wong (1)	$143,792	$143,792
Yubao Liu (2)	318,756	70,458
Xin Sui (3)	1,992	1,992
Baozhen Deng (4)	3,906	(3,685)
Baozhu Deng (5)	2,914	-
Jialin Liang (6)(10)	5,767,264	-
Xuemei Jiang (7)(10)	521,623	-
Liang Zhang (8)	5,887	-
Zijian Yang (9)	5,139	-
	$6,771,273	$212,557

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

(6) Jialin Liang is the president, CEO, and director of Fangguan Electronics.

(7) Xuemei Jiang is the vice president and director of Fangguan Electronics.

(8) Liang Zhang is the legal representative of Shizhe New Energy.

(9) Zijian Yang is the General Manager of Shizhe New Energy.

(10) The liabilities were assumed from the acquisition of Fangguan Electronics.

During the six months ended December 31, 2018, Yubao Liu advanced $248,298 to Well Best. Baileqi Electronic borrowed $2,914 from Baozhu Deng. In addition, Baozhen Deng refunded $7,591 to Baileqi Electronic. Liang Zhang and Zijian Yang advanced $5,887 and $5,139 to Shizhe New Energy, respectively.

During the six months ended December 31, 2017, Welly Surplus paid $5,000 to Xin Sui for loan repayment. Baileqi Electronic paid $9,111 to Shenzhen Baileqi S&T to reduce the loan balance. Lisite Science paid $122,820 to Changyong Yang for loan repayment. In addition, Yubao Liu advanced $29,998 to Well Best.

NOTE 10 – CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues for the three and six months ended December 31, 2018 and 2017, respectively, and its outstanding balance of accounts receivable as of December 31, 2018 and 2017, respectively, are presented as follows:

	For the six months ended December 31, 2018		As of December 31, 2018
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable
Customer A	$1,472,404	31%	$417,851	12%
Customer B	1,917,298	40%	-	-%
Total	$3,389,702	71%	$417,851	12%

	For the six months ended December 31, 2017		As of December 31, 2017
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable
Customer A	$293,260	26%	$-	-%
Customer B	174,278	15%	79,400	93%
Total	$467,538	41%	$79,400	93%

	For the three months ended December 31, 2018		As of December 31, 2018
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable
Customer A	$733,511	33%	$417,851	12%
Customer B	358,983	16%	-	-%
Customer C	888,875	39%	-	-%
Total	$1,981,369	88%	$417,851	12%

	For the three months ended December 31, 2017		As of December 31, 2017
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable
Customer A	$293,260	39%	$-	-%
Customer B	173,883	23%	79,400	93%
Total	$467,143	62%	$79,400	93%

All customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) for the three and six months ended December 31, 2018 and 2017, respectively, and its outstanding balance of accounts payable as of December 31, 2018 and 2017, respectively, are presented as follows:

	For the six months ended December 31, 2018		As of December 31, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable
Supplier A – related party	$1,610,058	36%	$55,829	1%
Supplier B – related party	517,262	11%	-	-%
Supplier C – related party	1,498,744	33%	-	-%
Supplier D	785,316	17%	-	-%
Total	$4,411,380	97%	$55,829	1%

	For the six months ended December 31, 2017		As of December 31, 2017
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable
Supplier A – related party	$391,804	33%	$-	-%
Supplier B – related party	682,162	57%	46,040	29%
Total	$1,073,966	90%	$46,040	29%

	For the three months ended December 31, 2018		As of December 31, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable
Supplier A – related party	$933,679	47%	$55,829	1%
Supplier B – related party	706,462	36%	-	-%
Supplier C	248,609	13%	-	-%
Total	$1,888,750	96%	$55,829	1%

	For the three months ended December 31, 2017		As of December 31, 2017
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable
Supplier A – related party	$328,159	51%	$-	-%
Supplier B – related party	315,594	49%	46,040	29%
Total	$643,753	100%	$46,040	29%

All suppliers of the Company are located in the PRC.

NOTE 11 - INCOME TAXES

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

The Company has shown losses since inception.  As a result, it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the year ended June 30, 2011 and after were still open to audit as of December 31, 2018.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of December 31, 2018.

Hong Kong

The Company’s subsidiaries in Hong Kong are subject to income tax rate of 16.5%. For the six months ended December 31, 2018 and 2017, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company’s subsidiaries in China are subject to a unified income tax rate of 25%. Fanguguan Electronics was certified as high-tech enterprises for three years from November 2016 to November 2019 and is taxed at a unified income tax rate of 15%.

The reconciliation of income tax expense at the U.S. statutory rates of 21% and 35% to the Company’s effective tax rate is as follows:

	For the six months ended December 31,
	2018	2017
	21%	35%
Tax at U.S. statutory rate	$64,310	$3,109
Tax rate difference between foreign operations and U.S.	25,739	(2,222)
Change in valuation allowance	30,442	8,486
Permanent difference	1,737	-
Effective tax	$122,228	$9,373

The provisions for income taxes are summarized as follows:

	For the six months ended December 31,
	2018	2017
Current	$137,112	$9,373
Deferred	(14,884)	-
Total	$122,228	$9,373

As of December 31, 2018, the Company has approximately $558,000 net operating loss carryforwards available in the U.S. and Hong Kong to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits is classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of comprehensive income (loss).

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

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Since the Company’s foreign subsidiaries have not generated accumulated earnings as of December 31, 2017, the Company believes that Tax Act will not have significant impact on the Company’s consolidated financial statements.

NOTE 12 - SUBSEQUENT EVENTS

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

Results of Operations for the three and six months ended December 31, 2018 and 2017

Revenue

During the three months ended December 31, 2018 and 2017, total revenue was $2,251,548 and $750,944, respectively. The total revenues increased by 200% from the three months ended December 31, 2017 to three months ended December 31, 2018.

During the six months ended December 31, 2018 and 2017, revenue was $4,820,436 and $1,132,485, respectively. The total revenues increased by 326% from the six months ended December 31, 2017 to the six months ended December 31, 2018.

The increase in revenue for the three and six months ended December 31, 2018 compared to 2017 can be attributed to our expanded operations in the fields of LCD screens in the PRC during the three and six months ended December 31, 2018.

Cost of Revenue

Cost of revenue included the cost of raw materials and finished products purchased and the sub-contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories.

During the three months ended December 31, 2018, cost of revenue was $541,912 for non-related parties and $1,414,348 for related parties. In comparison, during the three months ended December 31, 2017, the cost of revenues was $64,971 for non-related parties and $607,020 for related parties. The total cost of revenues increased by 191% from the three months ended December 31, 2017 to three months ended December 31, 2018.

During the six months ended December 31, 2018, cost of revenue was $1,041,824 for non-related parties and $3,194,159 for related parties. In comparison, during the six months ended December 31, 2017, cost of revenue was $113,903 for non-related parties and $878,671 for related parties. The total cost of revenues increased by 327% from the six months ended December 31, 2017 to six months ended December 31, 2018.

The increase in cost of revenue for the three and six months ended December 31, 2018 compared to 2017 was attributed to our expanded operations in the fields of LCD screens in the PRC during the three and six months ended December 31, 2018.

 Gross Profit

There were no significant fluctuations in our gross profit margin. During the three months ended December 31, 2018 and 2017, gross profit was $295,288 and $78,953, respectively. Our gross profit margin maintained at 13% during the three months ended December 31, 2018 as compared to 11% for the three months ended December 31, 2017. During the six months ended December 31, 2018 and 2017, gross profit was $584,453 and $139,911, respectively.  Our gross profit margin maintained at 12% for the six months ended both December 31, 2018 and December 31, 2017.

Selling, General and Administrative Expenses

Our general and administrative expenses mainly comprised of professional fees, payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended December 31, 2018, and 2017, general and administrative expenses were $232,917, and $61,475, respectively.

During the six months ended December 31, 2018, and 2017, general and administrative expenses were $295,906, and $131,028, respectively.

The increase in selling, general and administrative expenses was attributed to our expanded operations and an increase in professional expenses related to the acquisition of Fangguan Electronics which occurred during the three and six months ended December 31, 2018.

Net Income (Loss)

During the three months ended December 31, 2018 and 2017, our net income was $6,854 compared with $9,714, respectively. The difference can be attributed to a significant increase in professional expenses related to the acquisition of Fangguan Electronics which was completed on December 27, 2018.

During the six months ended December 31, 2018 and 2017, our net income was $184,007 compared with a net loss of $490, respectively.

The difference can be attributed to increase in gross profits during the six months ended December 31, 2018.

 Liquidity and Capital Resources

Cash Flow from Operating Activities

During the six months ended December 31, 2018 and 2017, net cash used in operating activities was $208,621 and $158,761, respectively. The change was mainly due to increase in accounts payable-non-related parties and accounts payable - related parties outflows which were partially offset by an increase in net income and advance to suppliers-related parties inflows.

Cash Flow from Investing Activities

During the six months ended December 31, 2018 and 2017, net cash provided by investing activities was $687,591 and $148,947, respectively. The change was mainly due to the cash provided by Fangguan Electronics whose acquisition was completed on December 27, 2018 which was partially offset by the decrease in other receivable inflows.

Cash Flow from Financing Activities

During the six months ended December 31, 2018, the Company received $238,293 in cash for financing activities, which was nearly all due to proceeds from related party loans. In comparison, during the six months ended December 31, 2017, the Company used $109,513 in cash for financing activities, all of which was attributable to repayment of the related party loans.

As of December 31, 2018, we have a working capital deficiency of $5,562,375, which can be attributed to the large working capital deficiency (approximately $6 million ) of Fangguan Electronics whose acquisition was completed on December 27, 2018.

Our total current liabilities as of December 31, 2018 was $13,527,742 and consists of $2,622,683 for a short-term bank loan, $3,715, 537 in accounts payables for non-related parties, amount due to related parties $6,771,273, advances from customers of $63,468, and accrued expenses and other current liabilities of $298,952. Our Company’s directors and major shareholders are committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in Note 3 to the consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

19

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on October 13, 2017 as part of our Annual Report on Form 10-K
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.04	Share Purchase Agreement dated December 27, 2018 by and between Ionix Technology, Inc., Changchun Fangguan Electronics Technology Co., Ltd. and the shareholders of Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.05	Business Operation Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.06	Exclusive Technical Support Service Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd. and Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.07	Equity Interest Purchase Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.08	Equity Interest Pledge Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Jialin Liang and Xuemei Jiang	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed with the SEC on May 14, 2018 as part of our Quarterly Report on Form 10-Q
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: February 11, 2019	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: February 11, 2019	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 11, 2019	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief (Principal) Executive Officer, Secretary, Treasurer and Director

Date: February 11, 2019	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief (Principal) Financial Officer

Date: February 11, 2019	By:	/s/ Bailiang Yang
Name: Bailiang Yang Title: Director (Chairman)

Date: February 11, 2019	By:	/s/ Chunde Song
Name: Chunde Song Title: Director

Date: February 11, 2019	By:	/s/ Jialin Liang
Name: Jialin Liang Title: Director

Date: February 11, 2019	By:	/s/ Xuemei Jiang
Name: Xuemei Jiang Title: Director

