Form 10-Q
period 2019-03-31
IONIX TECHNOLOGY, INC.
filed 2019-05-15
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 000-54485

IONIX TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 279 Zhongnan Road, Zhongshan District, Dalian City, Liaoning Province, China 116000

(Address of principal executive offices) (Zip Code)

+86-138 8954 0873

(Registrant’s telephone number, including area code)

__Not applicable_

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of the principal U.S. market
Common Stock, par value $0.0001 per share	IINX	OTCQB marketplace of OTC Markets, Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2019, there were 114,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.

FORM 10-Q

March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	June 30, 2018
ASSETS
Current Assets:
Cash	$494,820	$111,462
Notes receivable	14,900	-
Accounts receivable - non-related parties	2,849,694	636,413
- related parties	140,306	119,543
Inventory	3,965,274	226,839
Advances to suppliers - non-related parties	158,965	3,164
- related parties	317,280	206,194
Prepaid expenses and other current assets	158,689	20,592
Total Current Assets	8,099,928	1,324,207

Property, plant and equipment, net	6,644,070	-
Intangible assets, net	4,537,698	-
Deferred tax assets	59,980	-
Total Assets	$19,341,676	$1,324,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$2,682,084	$-
Accounts payable - non-related parties	3,419,426	264,171
- related parties	-	248,543
Advance from customers	22,312	59,546
Due to related parties	2,793,610	212,557
Accrued expenses and other current liabilities	288,111	125,733
Total Current Liabilities	9,205,543	910,550

Deferred tax liability	-	15,242
Total Liabilities	9,205,543	925,792

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 114,003,000 and 99,003,000 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	11,400	9,900
Additional paid in capital	9,707,485	237,246
Retained earnings	347,890	142,819
Accumulated other comprehensive income	36,473	7,950
Total Stockholders' Equity attributable to the Company	10,103,748	398,415
Noncontrolling interest	32,385	-
Total Stockholders’ Equity	10,136,133	398,415
Total Liabilities and Stockholders’ Equity	$19,341,676	$1,324,207

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues - Non-related parties	$2,597,052	$1,054,933	$7,301,591	$2,187,418
Revenues - Related parties	-	-	115,897	-
Total Revenues	2,597,052	1,054,933	7,417,488	2,187,418

Cost of revenues - Non-related parties	1,913,214	38,725	2,955,038	152,628
- Related parties	111,116	906,924	3,305,275	1,785,595
Total Cost of Revenues	2,024,330	945,649	6,260,313	1,938,223

Gross profit	572,722	109,284	1,157,175	249,195

Operating expenses
Selling, general and administrative expense	550,965	57,927	846,871	188,955
Total operating expenses	550,965	57,927	846,871	188,955

Income from operations	21,757	51,357	310,304	60,240

Other income (expense):
Other income	50,736	-	68,424	-
Interest expense, net of interest income	(34,412)	-	(34,412)	-
Total other income	16,324	-	34,012	-

Income before income tax provision	38,081	51,357	344,316	60,240
Income tax provision	17,017	6,197	139,245	15,570
Net income	21,064	45,160	205,071	44,670

Other comprehensive income
Foreign currency translation adjustment	56,484	10,758	28,523	19,377
Comprehensive income	$77,548	$55,918	$233,594	$64,047

Income Per Share - Basic and Diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding - Basic and Diluted	114,003,000	99,003,000	104,148,985	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling Interest	Total
Balance at June 30, 2018	5,000,000	$500	99,003,000	$9,900	$237,246	$142,819	$7,950	$-	$398,415
Net income	-	-	-	-	-	177,153	-	-	177,153
Foreign currency translation adjustment	-	-	-	-	-	-	(7,922)	-	(7,922)
Balance at September 30, 2018	5,000,000	500	99,003,000	9,900	237,246	319,972	28	-	567,646
Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	-	-	15,000,000	1,500	4,998,500	-	-	90,540	5,090,540
Net income	-	-	-	-	-	6,854	-	-	6,854
Foreign currency translation adjustment	-	-	-	-	-	-	(20,039)	-	(20,039)
Balance at December 31, 2018	5,000,000	500	114,003,000	11,400	5,235,746	326,826	(20,011)	90,540	5,645,001
Forgiveness of related party loan	-	-	-	-	4,471,739	-	-	-	4,471,739
Return of capital	-	-	-	-	-	-	-	(58,155)	(58,155)
Net income	-	-	-	-	-	21,064	-	-	21,064
Foreign currency translation adjustment	-	-	-	-	-	-	56,484	-	56,484
Balance at March 31, 2019	5,000,000	$500	114,003,000	$11,400	$9,707,485	$347,890	$36,473	$32,385	$10,136,133

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Non-controlling Interest	Total
Balance at June 30, 2017	5,000,000	$500	99,003,000	$9,900	$237,246	$(183,441)	$(2,151)	$-	$62,054
Net loss	-	-	-	-	-	(10,204)	-	-	(10,204)
Foreign currency translation adjustment	-	-	-	-	-	-	3,688	-	3,688
Balance at September 30, 2017	5,000,000	500	99,003,000	9,900	237,246	(193,645)	1,537	-	55,538
Net income	-	-	-	-	-	9,714	-	-	9,714
Foreign currency translation adjustment	-	-	-	-	-	-	4,931	-	4,931
Balance at December 31, 2017	5,000,000	500	99,003,000	9,900	237,246	(183,931)	6,468	-	70,183
Net income	-	-	-	-	-	45,160	-	-	45,160
Foreign currency translation adjustment	-	-	-	-	-	-	10,758	-	10,758
Balance at March 31, 2018	5,000,000	$500	99,003,000	$9,900	$237,246	$(138,771)	$17,226	$-	$126,101

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205,071	$44,670
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	184,172	-
Deferred taxes	(15,732)	-
Changes in operating assets and liabilities:
Accounts receivable - non related parties	593,935	250,770
Accounts receivable - related parties	(22,607)	-
Inventory	(774,776)	(96,298)
Advances to suppliers - non-related parties	13,826	122,315
Advances to suppliers - related parties	(114,802)	(234,503)
Prepaid expenses and other current assets	(75,559)	(10,570)
Accounts payable - non-related parties	(645,258)	113,062
Accounts payable - related parties	(198,782)	(67,397)
Advance from customers	(61,014)	29,477
Accrued expenses and other current liabilities	10,938	(44,979)
Net cash provided by (used in) operating activities	(900,588)	106,547

CASH FLOWS FROM INVESTING ACTIVITIES
Other receivables	-	153,292
Acquisition of property, plant and equipment	(38,375)	-
Cash received from acquisition	687,591	-
Net cash provided by investing activities	649,216	153,292

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	54,451	-
Return of capital to non-controlling interests	(58,155)	-
Proceeds from (repayment of) loans from related parties	591,766	(94,920)
Net cash provided by (used in) financing activities	588,062	(94,920)

Effect of exchange rate changes on cash	46,668	18,676

Net increase in cash	383,358	183,595

Cash, beginning of period	111,462	186,767

Cash, end of period	$494,820	$370,362

Supplemental disclosure of cash flow information:
Cash paid for income tax	$144,124	$10,484
Cash paid for interests	$35,250	$-

Non-cash investing activities
Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	$5,000,000	$-
Forgiveness of related party loan which converted to capital	$4,471,739	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 42, 2019

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficiency of $1,105,615 at March 31, 2019 and did not generate cash from operations for past two years and did not have enough cash to support future operating plan. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of the business plan and operations. However, no assurance can be given that the Company will be successful in raising additional capital.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows for the periods ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending June 30, 2019 or for any subsequent periods. The balance sheet at June 30, 2018 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2018 as included in our Annual Report on Form 10-K as filed with the SEC on October 11, 2018.

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

Revenue recognition

The Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers, and all the related amendments (new revenue standard) to all contracts using the modified retrospective method beginning on July 1, 2018. The adoption did not result in an adjustment to the retained earnings as of June 30, 2018. The comparative information was not restated and continued to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard has no impact on either reported sales to customers or net earnings. The Company will continue to recognize revenue from product sales as goods are shipped or delivered to the customer, as control of goods occurs at the same time.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2019	June 30, 2018

Balance sheet items, except for equity accounts	6.7112	6.6166

	Nine months ended March 31,
	2019	2018

Items in statements of comprehensive income (loss) and cash flows	6.6639	6.5235

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

NOTE 4 – ACQUISITION

On December 27, 2018, the Company entered into VIE agreements with two shareholders of Fangguan Electronics to control 95.14% of the ownership rights and receive 100% of the net profit or net losses derived from the business operations of Fangguan Electronis. In exchange for VIE agreements, the Company issued 15 million shares of common stock to two shareholders of Fangguan Electronics. (See Note 1).

The Transaction was accounted for as a business combination using the acquisition method of accounting. The assets, liabilities and the operations of Fangguan Electronics subsequent to the Transaction date were included in the Company’s consolidated financial statements.

The purchase price was allocated to the fair value of the tangible and intangible assets acquired and liabilities assumed. The Company has estimated the fair value of the assets acquired and liabilities assumed as of the acquisition date and will adjust these estimates accordingly within the one year measurement period once the appraisal report is completed. The purchase price allocated to assets acquired and liabilities assumed as of the acquisition was as follows:

Amounts

Cash	$687,591
Notes receivable	67,441
Accounts receivable	2,749,723
Accounts receivable from related parties	46,603
Inventories	2,906,489
Advances to suppliers	165,819
Other receivables	61,900
Property, plant and equipment, net	6,630,997
Intangible assets, net	4,516,173
Deferred tax assets	58,071
Short-term bank loan	(2,622,683)
Accounts payable	(3,715,537)
Advance from customers	(23,654)
Due to related parties	(6,288,886)
Accrued expenses and other current liabilities	(149,507)
Noncontrolling interest	(90,540)
Total consideration	$5,000,000

Following unaudited pro forma combined statement of operations are based upon the historical financial statements of Ionix and Fangguan Electronics for the three and nine months ended March 31, 2018 and are presented as if the acquisition had occurred at the beginning of the period.

	For the nine months ended March 31
	Fangguan Electronics	Ionix Technology	Pro Forma Adjustments	Pro Forma Combined
Revenues	$9,217,033	$2,187,418	$-	$11,404,451
Cost of revenues	7,594,413	1,938,223	-	9,532,636
Gross profit	1,622,620	249,195	-	1,871,815
Operating expenses	1,537,514	188,955	-	1,726,470
Income (loss) from operations	85,105	60,240	-	145,345
Income tax provision	11,560	15,570	-	27,130
Net income	$73,545	$44,670	$-	$118,215

	For the three months ended March 31, 2018
	Fangguan Electronics	Ionix Technology	Pro Forma Adjustments	Pro Forma Combined
Revenues	$2,991,577	$1,054,933	$-	$4,046,510
Cost of revenues	2,550,777	945,649	-	3,496,426
Gross profit	440,800	109,284	-	550,084
Operating expenses	530,500	57,927	-	588,427
Income (loss) from operations	(89,700)	51,357	-	(38,343)
Other income	47,145	-	53,342	47,145
Income tax provision	-	6,197	-	6,197
Net income	$(42,555)	$45,160	$-	$2,605

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost method) or net realizable value.

	March 31, 2019	June 30, 2018
Raw materials	$643,685	$105,879
Work-in-process	1,459,250	-
Finished goods	1,862,339	120,960
Total Inventories	$3,965,274	$226,839

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	March 31, 2019	June 30, 2018
Buildings	$4,361,393	$-
Machinery and equipment	2,362,399	-
Office equipment	38,375	-
Automobiles	60,938	-
Subtotal	6,823,105	-
Less: Accumulated depreciation	(179,035)	-
Property, plant and equipment, net	$6,644,070	$-

Depreciation expense related to property, plant and equipment was $176,458 for the three and nine months ended March 31, 2019.

As of March 31, 2019, buildings were pledged as collateral for bank loans (See Note 8).

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2019	June 30, 2018
Land use right	$4,545,184	$-
Computer software	174	-
Subtotal	4,545,358	-
Less: Accumulated amortization	(7,660)	-
Intangible assets, net	$4,537,698	$-

Amortization expense related to intangible assets was $7,714 for the three and nine months ended March 31, 2019.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of March 31, 2019, land use right was pledged as collateral for bank loans (See Note 8).

NOTE 8 – SHORT-TERM BANK LOAN

On November 12, 2018, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.68 million (RMB 18 million) for a year with annual interest rate of 5.27%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

NOTE 9 - RELATED PARTY TRANSACTIONS AND BALANCES

Manufacture – related party

On September 1, 2016, the Company’s subsidiary, Baileqi Electronic, entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products. The owner of Shenzhen Baileqi S&T is also a stockholder of the Company who owns approximately 1.5% of the Company’s outstanding common stock as of March 31, 2019.  The manufacturing costs incurred with Shenzhen Baileqi S&T was $0 and $276,043 for the nine months ended March 31, 2019 and 2018, respectively, and the amount of $0 and $233,970 respectively were included in cost of revenue. The manufacturing costs incurred with Shenzhen Baileqi S&T was $0 and $0 for the three months ended March 31, 2019 and 2018, respectively, and the amount of $0 and $110,935 respectively were included in cost of revenue.

Purchase from related party

During the nine months ended March 31, 2019, the Company’s subsidiaries, Lisite Science and Baileqi Electronic, purchased $1,610,058 and $629,438 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of March 31, 2019. The amount of $1,610,058 and $565,165 were included in the cost of revenue for the nine months ended March 31, 2019.

During the nine months ended March 31, 2018, Lisite Science and Baileqi Electronic purchased $949,941 and $504,144 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s shareholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock. The amount of $949,941 and $504,108 were included in the cost of revenue for the nine months ended March 31, 2018.

During the three months ended March 31, 2019, Lisite Science and Baileqi Electronic purchased $0 and $112,176 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of March 31, 2019. The amount of $0 and $111,116 were included in the cost of revenue for the three months ended March 31, 2019.

During the three months ended March 31, 2018, Lisite Science and Baileqi Electronic purchased $558,137 and $93,168 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock. The amount of $558,137 and $140,276 were included in the cost of revenue for the three months ended March 31, 2018.

During the three and nine months ended March 31, 2019, the Company’s subsidiary, Fangguan Photoelectric, purchased $0 and $1,498,744 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 (See Note 1 and Note 4). The president of Fangguan Electronics was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amount of $0 and $1,130,052 was included in the cost of revenue for the three and nine months ended March 31, 2019.

During the three and nine months ended March 31, 2018, the Company’s subsidiary, Fangguan Photoelectric, purchased $97,576 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 (See Note 1 and Note 4). The amount of $97,576 was included in the cost of revenue for the three and nine months ended March 31, 2018.

Advances to suppliers - related parties

Lisite Science made advances of $317,280 and $206,194 to Keenest for future purchases as of March 31, 2019 and June 30, 2018, respectively.

Accounts payable - related parties

The trade balance payable to Fangguan Electronics was $0 and $248,543 as of March 31, 2019 and June 30, 2018, respectively.

Sales to related party

During the three and nine months ended March 31, 2019, Baileqi Electronic sold materials of $0 and $93,838 to Shenzhen Baileqi S&T, respectively.

During the three and nine months ended March 31, 2019, Fangguan Photoelectric sold products of $0 and $22,059 to Fangguan Electronics.

Accounts receivable - related parties

The balance of trade accounts receivable from Shenzhen Baileqi S&T were $140,306 and $119,543 as of March 31, 2019 and June 30, 2018, respectively.

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

Due to related parties consists of the following:

	March 31, 2019	June 30, 2018
Ben Wong (1)	$143,792	$143,792
Yubao Liu (2)	397,744	70,458
Xin Sui (3)	1,992	1,992
Baozhen Deng (4)	3,995	(3,685)
Baozhu Deng (5)	4,470	-
Jialin Liang (6)(11)	1,695,954	-
Xuemei Jiang (7)(10)	533,437	-
Liang Zhang (8)	7,370	-
Zijian Yang (9)	4,856	-
	$2,793,610	$212,557

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

(8) Liang Zhang is the legal representative of Shizhe New Energy.

(9) Zijian Yang is the General Manager of Shizhe New Energy.

(10) The liability was assumed from the acquisition of Fangguan Electronics.

(11) The Company assumed liability of approximately $5.9 million (RMB39,581,883) from Jialin Liang during the acquisition of Fangguan Electronics. During the three months ended March 31, 2019, approximately $4.47 million (RMB30,000,000) liability assumed was forgiven and converted to capital.

During the nine months ended March 31, 2019, Yubao Liu advanced $327,286 to Well Best. Baileqi Electronic borrowed $4,470 from Baozhu Deng. In addition, Baozhen Deng refunded $7,680 to Baileqi Electronic. Liang Zhang and Zijian Yang advanced $7,370 and $4,856 to Shizhe New Energy, respectively. Jialin Liang advanced $270,112 (RMB1.8 million) to Fangguan Electronics.

During the nine months ended March 31, 2018, Welly Surplus refunded $5,000 to Xin Sui.  Baileqi Electronic refunded $9,274 and $4,599 to Shenzhen Baileqi S&T and Baozhen Deng.  Lisite Science refunded $122,820 to Changyong Yang. In addition, Yubao Liu advanced $49,966 to Well Best and Jialin Liang advanced $1,594 to Fangguan Photoelectric.

NOTE 10 – CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues for the three and nine months ended March 31, 2019 and 2018, respectively, and its outstanding balance of accounts receivable as of March 31, 2019 and 2018, respectively, are presented as follows:

	For the nine months ended March 31, 2019		As of March 31, 2019
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable
Customer A	$1,497,073	20%	$-	-%
Customer B	2,603,631	35%	205,266	7%
Total	$4,100,704	55%	$205,266	7%

	For the nine months ended March 31, 2018		As of March 31, 2018
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable
Customer A	$712,129	33%	$-	-%
Customer B	298,513	14%	-	-%
Total	$1,010,642	47%	$-	-%

	For the three months ended March 31, 2019		As of March 31, 2019
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable
Customer A	$654,209	26%	$205,266	7%
Customer B	320,756	13%	149,798	5%
Total	$974,965	39%	$355,064	12%

	For the three months ended March 31, 2018		As of March 31, 2018
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable
Customer A	$606,122	58%	$-	-%
Customer B	196,528	19%	-	-%
Total	$802,650	77%	$-	-%

All customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) for the three and nine months ended March 31, 2019 and 2018, respectively, and its outstanding balance of accounts payable as of March 31, 2019 and 2018, respectively, are presented as follows:

	For the nine months ended March 31, 2019		As of March 31, 2019
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable
Supplier A – related party	$1,610,058	23%	$-	-%
Supplier B – related party	1,498,744	21%	-	-%
Supplier C	1,165,459	16%	79,965	2%
Total	$4,274,261	60%	$79,965	2%

	For the nine months ended March 31, 2018		As of March 31, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable
Supplier A – related party	$780,187	38%	$102,557	32%
Supplier B – related party	949,941	47%	-	-%
Total	$1,730,128	85%	$102,557	32%

	For the three months ended March 31, 2019		As of March 31, 2019
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable
Supplier A	$366,985	15%	$79,965	2%
Supplier B	231,080	9%	347,047	10%
Total	$598,065	24%	$427,012	12%

	For the three months ended March 31, 2018		As of March 31, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable
Supplier A – related party	$558,137	66%	$-	-%
Supplier B – related party	93,168	12%	102,557	32%
Supplier C– related party	97,576	12%	-	-%
Total	$748,881	90%	$102,557	32%

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

The Company has shown losses since inception.  As a result, it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the year ended June 30, 2011 and after were still open to audit as of March 31, 2019.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of March 31, 2019.

Hong Kong

The Company’s subsidiaries in Hong Kong are subject to income tax rate of 16.5%. For the nine months ended March 31, 2019 and 2018, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company’s subsidiaries in China are subject to a unified income tax rate of 25%. Fangguan Electronics was certified as high-tech enterprises for three years from November 2016 to November 2019 and is taxed at a unified income tax rate of 15%.

The reconciliation of income tax expense at the U.S. statutory rates of 21% and 35% to the Company’s effective tax rate is as follows:

	For the nine months ended March 31,
	2019	2018
	21%	35%
Tax at U.S. statutory rate	$72,306	$12,650
Tax rate difference between foreign operations and U.S.	21,437	(8,114)
Change in valuation allowance	36,163	10,703
Permanent difference	9,339	331
Effective tax	$139,245	$15,570

The provisions for income taxes are summarized as follows:

	For the nine months ended March 31,
	2019	2018
Current	$154,977	$15,570
Deferred	(15,732)	-
Total	$139,245	$15,570

As of March 31, 2019, the Company has approximately $593,000 net operating loss carryforwards available in the U.S. and Hong Kong to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

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

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Since the Company’s foreign subsidiaries have not generated accumulated earnings as of December 31, 2017, the Company determined that Tax Act did not have significant impact on the Company’s consolidated financial statements.

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

Results of Operations for the three and nine months ended March 31, 2019 and 2018

Revenue

During the three months ended March 31, 2019 and 2018, total revenue was $2,597,052 and $1,054,933, respectively. The total revenues increased by 146% from the three months ended March 31, 2018 to three months ended March 31, 2019.

During the nine months ended March 31,2019 and 2018, revenue was $7,417,488 and $2,187,418 respectively. The total revenues increased by 239% from the nine months ended March 31, 2018 to the nine months ended March 31,2019.

The increase in revenue for the three and nine months ended March 31,2019 compared to 2018 can be attributed to to our expanded operations in the fields of LCD screens in the PRC by the acquisition of Fangguan Electronics in December 27, 2018.

Cost of Revenue

Cost of revenue included the cost of raw materials and finished products purchased and the sub-contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories.

During the three months ended March 31, 2019, cost of revenue was $1,913,214 for non-related parties and $111,116 for related parties. In comparison, during the three months ended March 31, 2018, the cost of revenues was $38,725 for non-related parties and $906,924 for related parties. The total cost of revenues increased by 114% from the three months ended March 31, 2018 to three months ended March 31, 2019.

During the nine months ended March 31,2019, cost of revenue was $2,955,038 for non-related parties and $3,305,275 for related parties. In comparison, during the nine months ended March 31, 2018, cost of revenue was $152,628 for non-related parties and $1,785,595 for related parties. The total cost of revenues increased by 223% from the nine months ended March 31,2019 ended March 31, 2018 to nine months ended March 31,2019 .

The increase in cost of revenue for the three and nine months ended March 31,2019 compared to 2018 was attributed to add additional revenue from operations in the fields of LCD screens in the PRC by the acquisition of Fangguan Electronics in December 27, 2018.

 Gross Profit

During the three months ended March 31, 2019 and 2018, gross profit was $572,722 and $109,284, respectively. Our gross profit margin maintained at 22% during the three months ended March 31, 2019 as compared to 11% for the three months ended March 31, 2018. During the nine months ended March 31,2019 and 2018, gross profit was $1,157,175 and $249,195, respectively.  Our gross profit margin maintained at 16% for the nine months ended March 31,2019 as compared to 11% `for the nine months ended March 31, 2018.

The difference can be attributed to the fact that the LCD screen products manufactured and sold by Fangguan Electronics （which became a variable interest entity of the Company on December 27, 2018) hold the higher gross margin （around 22%）.

Selling, General and Administrative Expenses

Our general and administrative expenses mainly comprised of professional fees, payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended March 31, 2019, and 2018, general and administrative expenses were $550,965, and $57,927, respectively.

During the nine months ended March 31,2019, and 2018, general and administrative expenses were $846,871 and $188,955, respectively.

The difference can be attributed to the depreciation and amortization expenses that incurred after Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 during the three months and the nine months ended March 31,2019 .

Net Income

During the three months ended March 31, 2019 and 2018, our net income was $21,064 compared with $45,160, respectively.

The difference can be attributed to more expenses incurred in connection with the acquisition of Fangguan Electronics on December 27, 2018.

During the nine months ended March 31, 2019 and 2018, our net income was $205,071 compared with $44,670, respectively.

The difference can be attributed to increase in gross profits during the nine months ended March 31, 2019.

 Liquidity and Capital Resources

Cash Flow from Operating Activities

During the nine months ended March 31,2019 and 2018, net cash provided by（ used in ）operating activities was （$900,588 ）and $106,547, respectively. The change was mainly due to increase in inventory and decrease in accounts payable-non-related parties and accounts payable - related parties outflows which were partially offset by an increase in net income and a decrease accounts receivable-inflows.

Cash Flow from Investing Activities

During the nine months ended March 31,2019 and 2018, net cash provided by investing activities was $649,216 and $153,292 respectively. The change was mainly due to the cash provided by Fangguan Electronics whose acquisition was completed on December 27, 2018 which was partially offset by the decrease in other receivable inflows.

Cash Flow from Financing Activities

During the nine months ended March 31,2019 , the Company received $588,062 in cash for financing activities, which was nearly all due to proceeds from related party loans. In comparison, during the nine months ended March 31, 2018, the Company used $94,920 in cash for financing activities, all of which was attributable to repayment of the related party loans.

As of March 31, 2019, we have a working capital of $(1,105,615).

Our total current liabilities as of March 31, 2019 was $9,205,543 and consists of $2,682,084 for a short-term bank loan, $3,419,426 in accounts payables for non-related parties, amount due to related parties $2,793,610, advances from customers of $22,312, and accrued expenses and other current liabilities of $288,111. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous related party loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts.  The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

Critical Accounting Policies

 Our critical accounting policies are disclosed Note 3 to the consolidated financial statements.

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

Ionix Technology, Inc.

Date: May 15, 2019	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2019	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief (Principal) Executive Officer, Secretary, Treasurer and Director

Date: May 15, 2019	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief (Principal) Financial Officer

Date: May 15, 2019	By:	/s/ Cheng Li
Name: Cheng Li Title: Director (Chairman)

Date: May 15, 2019	By:	/s/ Chunde Song
Name: Chunde Song Title: Director

Date: May 15, 2019	By:	/s/ Jialin Liang
Name: Jialin Liang Title: Director

Date: May 15, 2019	By:	/s/ Xuemei Jiang
Name: Xuemei Jiang Title: Director

