Form 10-K
period 2019-06-30
IONIX TECHNOLOGY, INC.
filed 2019-09-30
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2019, there were 114,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

As of September 30, 2019, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $109,146,960 based upon the price ($2.07) at which the common stock was last sold as of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

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

Corporate Background

Ionix Technology, Inc. (the “Company”, formerly known as Cambridge Projects Inc.), a Nevada corporation, was formed on March 11, 2011. The Company was originally formed to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2011, and focused its efforts to identify a possible business combination.

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

On February 17, 2016, the Board ratified, approved, and authorized the Company’s acquisition of a wholly-owned subsidiary, Well Best International Investment Limited, a limited liability company formed under the laws of Hong Kong Special Administrative Region (“Well Best”) on September 14, 2015. Well Best was acquired by Qingchun Yang, its current director, on November 10, 2015. One hundred percent interest in Well Best was transferred to Ionix Technology on February 15, 2016.Well Best’s purpose is to act as an investment holding company and pursue new business ventures conducted in the Asia Pacific region excluding China. Well Best has had no activities since inception.

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

On February 20, 2018, the Company ratified and approved the appointment of Jialin Liang as President and a member of the board of directors of Changchun Fangguan Photoelectric Display Technology Co. Ltd ("Fangguan Photoelectric"). On February 20, 2018, the Company’s Board of Directors approved and ratified the incorporation of Fangguan Photoelectric. Fangguan Photoelectric is a wholly owned subsidiary of Well Best International Investment Limited and an indirect wholly-owned subsidiary of Ionix Technology, Inc. (the “Company”). Fangguan Photoelectric will act as a manufacturing base for the Company. In October 2018, Jialin Liang resigned as President and Director of Fangguan Photoelectric. Mr Biao Shang became his successor.

On June 28, 2018, the Board of Directors of Ionix Technology, Inc. (the “Company”) approved and ratified the incorporation of Dalian Shizhe New Energy Technology Co., Ltd. (“Shizhe New Energy”) and the Company ratified and approved the appointment of Mr. Liang Zhang as President and a member of the board of directors of  Shizhe New Energy . Shizhe New Energy is a wholly owned subsidiary of Well Best International Investment Limited and an indirect wholly-owned subsidiary of Ionix Technology, Inc. In May 2019, Liang Zhang resigned as President and Director of Shizhe New ENERGY. Mr Shikui Zhang became his successor.

On December 27, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jialin Liang and Xuemei Jiang, each of whom is shareholder (the “Shareholders”) of Changchun Fangguan Electronics Technology Co., Ltd. (PRC) (“Fangguan Electronics”). Pursuant to the terms of the Purchase Agreement, the Shareholders, who together own 95.14% of the ownership rights in Fangguan Electronics, agreed to execute and deliver the Business Operation Agreement dated December 27, 2018 (the “Business Operation Agreement”), the Equity Interest Pledge Agreement dated December 27, 2018 (the “Equity Interest Pledge Agreement”), the Equity Interest Purchase Agreement dated December 27, 2018 (the “Equity Interest Purchase Agreement”), the Exclusive Technical Support Service Agreement dated December 27, 2018 (the “Services Agreement”) and the Power of Attorney dated December 27, 2018 (the “Power of Attorney” and together with the Business Operation Agreement, the Equity Interest Pledge Agreement, the Equity Interest Pledge Agreement and the Services Agreement, the “VIE Transaction Documents”) to the Company in exchange for the issuance of an aggregate of 15,000,000 shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”), thereby causing Fangguan Electronics to become the Company’s variable interest entity. Together with Purchase Agreement, in exchange of 15 million shares of the Company’s common stock, the Shareholders also agreed to convert shareholder loan of RMB 30 million (approximately $4.4 million) to capital and make cash contribution of RMB 9.7 million (approximately $1.4 million) to capital. The entirety of the transaction will hereafter be referred to as the “Transaction.”

Description of VIE Transaction Documents

The material contractual agreements between Changchun Fangguan Photoelectric Display Technology Co. Ltd. (PRC) (“Fangguan Photoelectric”), Fangguan Electronics and its shareholders consist of the following agreements:

Business Operation Agreement – This agreement allows Fangguan Photoelectric to manage and operate Fangguan Electronics. Under the terms of the Business Operation Agreement, Fangguan Photoelectric may direct the business operations of Fangguan Electronics, including, but not limited to, borrowing money from any third party, distributing dividends or profits to shareholders, adopting corporate policy regarding daily operations, financial management, and employment, and appointment of directors and senior officers.

Exclusive Technical Support Service Agreement – This agreement allows Fangguan Photoelectric to collect 100% of the net profits of Fangguan Electronics. Under the terms of the Service Agreement, Fangguan Photoelectric is the exclusive provider of equipment, advice and consultancy to Fangguan Electronics related to its general business operations, among other things. Fangguan Photoelectric owns all intellectual property rights arising from its performance under the Service Agreement.

Power of Attorney – The Shareholders have each executed and delivered to Fangguan Photoelectric a Power of Attorney pursuant to which Fangguan Photoelectric has been granted the Shareholders’ voting power in Fangguan Electronics. Each Power of Attorney is irrevocable and does not have an expiration date.

Equity Interest Purchase Agreement – Fangguan Photoelectric and the Shareholders entered into an exclusive option agreement pursuant to which the Shareholders have granted Fangguan Photoelectric or its designee(s) the irrevocable right and option to acquire all or a portion of such Shareholders’ equity interests in Fangguan Electronics. Pursuant to the terms of the agreement, Fangguan Photoelectric and the Shareholders have agreed to certain restrictive covenants to safeguard the rights of Fangguan Photoelectric under the Equity Interest Purchase Agreement. Fangguan Photoelectric may terminate the Equity Interest Purchase Agreement upon prior written notice. The Option Agreement is valid for a period of five (5) years from the effective date, which may be extended by Fangguan Photoelectric.

Equity Interest Pledge Agreement – Fangguan Photoelectric and the Shareholders entered into an agreement pursuant to which the Shareholders have pledged all of their equity interests in Fangguan Electronics to Fangguan Photoelectric. The Equity Interest Pledge Agreement serves to guarantee the performance by Fangguan Electronics of its obligations under the VIE Transaction Documents. Pursuant to the terms of the Equity Interest Pledge Agreement, the Shareholders have agreed to certain restrictive covenants to safeguard the rights of Fangguan Photoelectric. Upon an event of default under the agreement, Fangguan Photoelectric may foreclose on the pledged equity interests.

As a result of the Transaction, the Company, through its subsidiaries and variable interest entity, is now engaged in the business of the research and development, manufacturing, and marketing of liquid crystal materials, displays and modules in the PRC. All business operations are conducted through our wholly-owned subsidiaries, including Fangguan Photoelectric, and through Fangguan Electronics, our variable interest entity. Fangguan Electronics is considered to be a variable interest entity because we do not have any direct ownership interest in it, but, as a result of a series of contractual agreements between Fangguan Photoelectric, our wholly-owned subsidiary, and Fangguan Electronics and its shareholders, we are able to exert effective control over Fangguan Electronics and receive 100% of the net profits or net losses derived from the business operations of Fangguan Electronics.

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

Business Summary

Since January 2016, the Company has shifted its focus to becoming an aggregator of energy cooperatives to achieve optimum price and efficiency in creating and producing technology and products that emphasize long life, high output, high energy density, and high reliability. By and through its wholly owned subsidiary, Well Best and the indirect subsidiaries, Baileqi Electronics, Lisite Science, Welly Surplus, Fangguan Photoelectric, Fangguan Electronics and Shizhe New Energy, the Company has commenced its main operations of high-end intelligent electronic equipment and photoelectric display products, became the New energy service provider and IT solution provider, which are in the new-type rising industries.

The Company applied various operating approachs. Baileqi Electronics, Lisite Science, Fangguan Photoelectric and Shizhe New Energy focus on the sales of goods and the rendering of service while Fangguan Electronics has been engaged in the business of the research and development, manufacturing, and marketing of liquid crystal materials, displays and modules in the PRC.

The Company, Well Best, Welly Surplus, Baileqi Electronics, Lisite Science, Fangguan Photoelectric, Fangguan ElectronicsPhotoelectric and Shizhe New Energy are actively seeking additional new prospects for technology enhancements, design, manufacturing and production of the Company’s operation of high-end intelligent electronic equipment and more cutting-edge LCD technologies, such as Liquid Crystal Module (“LCM“)theportable power banks and TFT products and future product development, and to provide New energy service and IT solution.

We are engaged in the business of research and development, manufacturing, and marketing of liquid crystal materials, displays and modules in the PRC. The Company operates through a corporate structure consisting of subsidiaries, variable interest entities (“VIE”), and contractual arrangements. A VIE is a term used by the U.S. Financial Accounting Standards Board to describe a legal business structure whose financial support comes from another corporation which exerts control over the VIE. All of the Company’s business operations are structured around a series of contractual agreements, the VIE Transaction Documents, including the ones between Fangguan Photoelectric, our wholly-owned subsidiary, and Fangguan Electronics and its shareholders. Through the VIE Transaction Documents, we are able to exert effective control over Fangguan Electronics and receive 100% of the net profits derived from the business operations of Fangguan Electronics.

Products and Projects

Civil Electronics

With the high-speed development in the new energy industry, the high-tech and relevant key accessories still play an essential role in the energy industry supply chain. LCD displays are widely used in the end products of the new energy industry.

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

The Company also provides service and IT solution for new energy industry, such as operating the business of the electric vehicle charging pile.

1. Fanguguan Electronic

Products of Fanguguan Electronic
Product Model: FG814B- 001034B Resolution: Segment LCD LCD Active Area: 44*67 Outline Dimensions: 50.0*81.0*5.9 Display Colors: Black and White View Direction: 6 O’clock

Product Model: FG12832B- 002161A Resolution: 128*32 LCD Active Area: 42.22*11.50 Outline Dimensions:47.85*21.0*3.3 Display Colors: Black and White View Direction: 12 O’clock
Product Model: FG160100J- 000039P Resolution: 160*100 LCD Active Area: 39.98*28.96 Outline Dimensions: 50.0*44.0*4.5 Display Colors: Black and White View Direction: 6 O’clock

2. Fangguan Photoelectric

Products of Fangguan Photoelectric
Product Model: FG240160N-000666M Resolution: 240*160 LCD Active Area: 77.58*51.6 Outline Dimensions: 85.00*62.80*4.5 Display Colors: Black and White Viewing Direction: 6 O’clock

Product Model: FG12864D-001002X Resolution: 128*64 LCD Active Area: 66*38 Outline Dimensions: 69*46*2.95 Display Colors: Black and White View Direction: 6 O’clock
Product Model: FG12864E8-003744K Resolution: 128*64 LCD Active Area: 26.58*14.86 Outline Dimensions: 28.47*19.48*4.45 Display Colors: Black and White View Direction: 6 O’clock

3. Lisite Science

Products of Lisite Science

Product Model: W200
Color(s): White\Black
Fire Rating: V0

Battery Type: 18650-2500mAh*8
Battery Capacity: 20000mAh / 3.7V
Rated Energy: 74Wh (TYP)

Rated Output: 5V / 2.1A (Max)

Input: Micro-USB、Lightning
Output: USB-A

Input Parameter: MAX10W
Micro-USB : DC5V A
Output Parameter: MAX10.5W

USB -A-1 : DC5V/1A
USB -A-1 : DC5V/2.1A Shared 2.1A

Size: 165.2*78*23MM

Weight: 437g

Product Model: T3
Color(s): white-grey\white-red
Fire Rating: V0

Battery Type: Polymer 805573*2
Battery Capacity: 10000mAh/3.8V
Rated Energy: 37W (TYP)

Rated Output: 5V/2.1A (Max)
Input: Micro-USB
Output: USB-A*2

Input Parameter: MAX10W
Micro-USB : DC5V / 2A
TYPE-C(USB-C): DC5V/2A

Output Parameter: MAX10.5W
USB-A-1 : DC5V/2.1A
USB-A-1:DC5V/1A

USB-A-2: DC5V/2.1A Shared 2.1A
Size: 100*62*22.5MM
Weight: 300g

Product Model: AG06
Color(s): White\Black
Fire Rating: V0

Battery Type: 18650-2000mAh*5
Battery Capacity: 10000mAh/3.7V
Rated Energy: 37Wh (TYP)

Rated Output: 5V / 2.1A (Max)
Input: Micro-USB/TYPE- C (USB-C)
Output: USB-A

Input Parameter: MAX10W
Micro-USB : DC5V/2A
TYPE-C (USB-C): DC5V/2A

Output Parameter : MAX10.5W
USB-A:DC5V/2.1A

Size: 147*63*23.3MM

Weight: 437g

Product Model: T100CC
Color(s): White
Fire Rating: V0

Battery Type: 18650-
2000mAh*5
Battery Capacity:
10000mAh/3.7V
Rated Energy: 37Wh (TYP)

Rated Output: 5V / 2.1A (Max)
Input: Micro-USB
Output: USB-A*2

Input Parameter: MAX10W
Micro-USB : DC5V/2A
Output Parameter : MAX10.5W

USB-A-1 : DC5V/2.1AUSB-A-
1:DC5V/1A
USB-A-2 : DC5V/2.1A Shared
2.1A

Size: 142.6*63*22MM

Weight: 265g

Product Model: T100CY
Color(s): White
Fire Rating: V0

Battery Type: 18650-
2000mAh*5
Battery Capacity:
10000mAh/3.7V
Rated Energy: 37Wh (TYP)

Rated Output: 5V / 2.1A (Max)
Input: Micro-USB
Output: USB-A*2

Input Parameter: MAX10W
Micro-USB : DC5V/2A
Output Parameter : MAX10.5W

USB-A-1 : DC5V/2.1
USB-A-2 : DC5V/2.1A Shared
2.1A

Size: 141.4*61.6*23.5MM

Weight: 274.8g

Product Model: TD19
Color(s): White
Fire Rating: V0

Battery Type: 18650-
2000mAh*5
Battery Capacity:
10000mAh/3.7V
Rated Energy: 37Wh (TYP)

Rated Output: 5V / 2.1A (Max)
Input: Micro-USB
Output: USB-A*2

Input Parameter: MAX10W
Micro-USB : DC5V/2A
Output Parameter : MAX10.5W

USB-A-1 : DC5V/2.1
USB-A-2 : DC5V/2.1A Shared
2.1A

Size: 145*65*23MM

Weight: 285g

Product Model: T200CF
Color(s): Ivory, Dreamy Pink,
Serene Blue
Fire Rating: V0

Battery Type: 18650-
2500mAh*8
Battery Capacity:
20000mAh/3.7V
Rated Energy: 74Wh (TYP)

Rated Output: 5V / 2.1A (Max)
Input: Micro-USB/Lightning
Output: USB-A*2

Input Parameter: MAX10W
Micro-USB : DC5V/2A
LightningDC5V/1.2A

Output Parameter : MAX10.5W
USB-A-1 : DC5V/2.1
USB-A-2 : DC5V/2.1A Shared
2.1A

Size: 160.3*80*23.7MM
Weight: 437g

Product Model: T100UF
Color(s): Ivory, Dreamy Pink,
Serene Blue
Fire Rating: V0

Battery Type: Polymer
1160110-10000mAh
Battery Capacity:
10000mAh/3.7V
Rated Energy: 37Wh( TYP)

Rated Output: 5V / 2.1A (Max)
Input: Micro-USB/Lightning
Output: USB-A*2

Input Parameter: MAX10W
Micro-USB : DC5V/2A
LightningDC5V/1.2A

Output Parameter : MAX10.5W
USB-A-1 : DC5V/2.1
USB-A-2 : DC5V/2.1A Shared
2.1A

Size: 142*69*15.5MM
Weight: 205g

Product Model: T200CG
Color(s): White
Fire Rating: V0

Battery Type: 18650-
2500mAh*8
Battery Capacity:
20000mAh/3.7V
Rated Energy: 74Wh (TYP)

Rated Output: 5V / 2.1A (Max)
Input: Micro-USB/Lightning
Output: USB-A*2

Input Parameter: MAX10W
Micro-USB : DC5V/2A
LightningDC5V/1.2A

Output Parameter : MAX10.5W
USB-A-1 : DC5V/2.1
USB-A-2 : DC5V/2.1A Shared
2.1A

Size: 165*78.47*22.1MM
Weight: 451g

4. Baileqi Electronic:

Products of Baileqi Electronic

Module No.: Y50029N00T

Size:5.0 inch

Resolution:800(H)*3(RGB)*480(V)TFT LCD

Active Area:108.00*64.80mm

Outline
Dimensions:120.70(H)x75.80(V)x4.25(T)

Interface Type:24BITRGBInterface

Display Colors:16.7M

Brightness:300cd/mm

View Direction:12O’clock

Module No.:Y43001N04N

Size:4.3 inch

Resolution:480RGB×272

LCD Active Area:95.04(H)×53.86(V)

Outline Dimensions:
105.4(H)×67.10(V)×2.95(D)

Interface Type: RGB 24 BIT

Display Colors:16.7M

Brightness:480cd/mm(7S)

View Direction:12O’clock

Module No.:Y10108M00N Size:10.1 inch

Resolution:1280RGB×800

LCD Active Area:216.96(H)×135.60(V)

Outline Dimensions: 229.46(H)×
149.10(V)×3.00(D)

Interface Type: LVDS (Low Voltage
Differential Signal)

Display Colors:16.7M

Brightness:300cd/mm(3S-13P)

View Direction:6O’clock

Industry Overview

Development trend of photoelectric display products:

IINX is active in promoting the worldwide application of green energy solutions. We are always pursuing more optimized green energy solutions together with our customers. In 2019, we confront the rapid growth of the new energy industry, however, high and new technology and its relevant accessories still play pivotal roles in the existing industrial chain. In the meantime, we have also chosen a more extensive applied terminal product in new energy industry- the Liquid Crystal Displays (LCD), as an important composition part of our business.

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

LCD-From China’s Perspective

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

LCD-From Industrial Perspective

Between 2017 and 2019, it is anticipated to be the peak period of LCD panel investment in China and the investment is mainly focused on high generation panel production lines. So far, there have been 11 panel production lines for the Gen 8.5 in mainland China, and the total production capacity is 965,000 pieces per month, of which 3 lines have been put into production in 2017, with a total production capacity of 300,000 pieces per months. It is estimated that from 2018 to 2019, there will be 4 more Gen 8.5 and over production lines put into production; if all of those production lines are converted into Gen 8.5, then there will be 7 production lines in total (every Gen 10.5 or 11 production line is equivalent to 2 Gen 8.5 lines), and there will be an additional production capacity of 880,000 pieces per month (equivalent to Gen 8.5 production lines), and a cumulative capacity increase of 177% compared with 2016. Considering that there is still about one year of rise period expected from putting into production to achieving the production, the output of liquid crystal panels in China is expected to peak from 2018 to 2020.

Distribution Methods of Products

The Company’s products are currently directly shipped from the manufacturers to the distributors and retailers. Marketing and sales departments were established through the Company’s indirect subsidiaries during the year ended June 30, 2019 to cope with the growth of the Company. We explore potential customer bases using internal resources. Currently, we do not have any long-term contracts with our customers and will manufacture according to the purchase orders received. In the future, we will continue to seek additional channels of distribution for our products to include wholesale stores and mass retailers. The Company plans to focus primarily on distributing its products regionally, starting in Greater China, and will then seek to expand its distribution channels across the U.S. and internationally. Currently, some of the products have entered into the global market, such as American Liantai Group, British Telecom (BT) and other well-known enterprises.

Manufacturing

 Fangguan Electronics manufactures and sells Liquid Crystal Module ("LCM") and LCD based in Changchun City, Jilin Province, People’s Republic of China.

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

The Company, Baileqi Electronics, Fangguan Electronics and Lisite Science acquire materials from the following list of principal suppliers, dependent on availability and price points:

•	Panshi Tengfei Electronics Ltd
•	Hangzhou Xinyada Technology Ltd
•	Shanghai Benyuan Electronics Technology Ltd
•	Feitian Chengxin Technology Ltd
•	Shenzhen Jinglianxun Electronics Ltd
•	Anhui Kinshow Display Glass Co., Ltd
•	Shijiazhuang Chengzhi Yonghua Display Material Co., Ltd
•	Anhui Aland New Energy Materials Co., Ltd
•	Xinxiang Zhongtian Luminous Materials Co., Ltd
•	Guangzhou Guanggang New Energy Technology Co., Ltd
•	Xinxiang Jinrun Science and Technology Co., Ltd
•	Zhejiang New Era Haichuang Lithium Battery Technology Co., Ltd
•	Jiaozuo Banlv Na-No Material Engineering Company Limited
•	Long Power Systems (Suzhou) Co., Ltd
•	Shijiazhuang Xiangyang Electronic Equipment Co., Ltd

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

Employees of the Company

The Company has no significant employees other than our officers and directors. As of June 30, 2019, the Company has no employees, however, our indirect subsidiary Baileqi Electronic has four employees, Lisite Science has three employees, Fangguan Photoelectric has 2 employees as of June 30, Fangguan Electronics has about 200 employees and Dalian Shizhe New Energy has 5 employees. We intend to increase the size of our management team and hire additional employees in the future to manage the continued growth of our company and to increase our sales force and marketing efforts.

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

Our mailing address in the US is that of our registered agent, at 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas, NV 89169. We announced that we moved our headquarters from Shenzhen City to No. 279 Zhongnan Road, Zhongshan District, Dalian City, Liaoning Province, China, on March 30, 2019.

One of our subsidiary office in China consists of 7,500 square feet (701 square meters) of office and warehouse space located at 4F, Tea Tree B Building, Guwu Sanwei Industrial Park, Xixiang Street, Baoan District, Shenzhen, Guangdong Province, China 518000. This office is leased by Baileqi Electronic, our indirect subsidiary, for approximately $30,000 (RMB210,300) annually. This lease will expire on May 31, 2021. We believe that this space is adequate for our current and immediately foreseeable operating needs.

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

Fiscal Quarter	High	Low
First Quarter (Jul. 1, 2017 – Sept. 30, 2017)	$2.80	$2.60
Second Quarter (Oct. 1, 2017 – Dec. 31, 2017)	2.90	2.70
Third Quarter (Jan. 1, 2018 – Mar. 31, 2018)	3.00	2.50
Fourth Quarter (Apr. 1, 2018– Jun. 30, 2018)	2.70	2.11

First Quarter (Jul. 1, 2018 – Sept. 30, 2018)	$2.50	$1.75
Second Quarter (Oct. 1, 2018 – Dec. 31, 2018)	$2.47	$2.05
Third Quarter (Jan. 1, 2019 – Mar. 31, 2019)	$2.41	$1.20
Fourth Quarter (Apr. 1, 2019 – Jun. 30, 2019)	$2.75	$1.58

Record Holders

As of June 30, 2019, the approximate number of registered holders of our common stock was 184. As of June 30, 2019, there were 114,003,000 shares of common stock issued and outstanding and there were 5,000,000 shares of preferred stock issued and outstanding. As of June 30, 2019, there were no shares of common stock subject to outstanding warrants, and there were no shares of common stock subject to outstanding stock options.

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

On July 25, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. to issue and sell, upon the terms and conditions set forth in this Agreement a convertible note of the Company, in the aggregate principal amount of $103,000.00 and received $94,840 in cash on August 1, 2019 after deducting legal fees and other costs. The convertible note bears interest rate at 6% per annum and due on July 25, 2020.  The convertible note can be converted into shares of the Company’s common stock at 65% of market price.

On September 11, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”) to issue and sell, upon the terms and conditions set forth in this Agreement a convertible note of the Company, in the aggregate principal amount of $165,000.00 and received $143,500 on September 18, 2019 after deducting debt discount, legal fees and other costs. The convertible note bears interest rate at 5% per annum and payable in one year. Conversion price shall be equal to the lower of (i) $2.00 or (ii) 75% multiplied by the lowest traded price of the Common Stock during the twenty consecutive Trading Day period immediately preceding the date of the respective conversion. On September 11, 2019, together with the issuance of convertible note, the Company issued to Firstfire 68,750 shares of five-year warrant to purchase up to 68,750 shares of the Company’s common stock at $2.4 per share.

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

Results of Operation for the Years Ended June 30, 2019 and 2018

Revenue

During the years ended June 30, 2019 and 2018, total revenues was $ 12,348,492 and $6,422,807, respectively. The total revenues increased by 92 % from the year ended June 30, 2018 to year ended June 30, 2019.

The increase in revenues for the year ended June 30, 2019 compared to 2018 can be attributed to our expanded operations in the fields of LCM in the PRC by the acquisition of Fangguan Electronics on December 27, 2018.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased and the sub-contracting processing fee paid to the processing factories which were owned by our shareholders, pursuant to the manufacturing agreement between the Company’s subsidiaries in PRC and processing factories.

During the years ended June 30, 2019 and 2018, the total cost of revenues was $ 10,153,217 and $5,681,912, respectively. The total cost of revenues increased by 79% from the year ended June 30, 2018 to year ended June 30, 2019.

The increase in cost of revenue for the year ended June 30, 2019 compared to 2018 was attributed to additional revenue from operations in the fields of LCM in the PRC by the acquisition of Fangguan Electronics on December 27, 2018.

Gross Profit

During the years ended June 30, 2019 and 2018, the gross profit was $ 2,195,275 and $740,895, respectively.

The gross profit increased by 196% from the year ended June 30, 2018 to year ended June 30, 2019.

Our gross profit margin maintained at 17.8% during the year ended June 30, 2019 as compared to 11.5% for the year ended June 30, 2018.

The difference can be attributed to the fact that the LCM manufactured and sold by Fangguan Electronics (which became a variable interest entity of the Company on December 27, 2018) hold the higher gross margin (around 21%).

Selling, General and Administrative Expenses

Our general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the years ended June 30, 2019 and 2018, selling, general and administrative expenses were $1,255,523 and $ 270,074, respectively.

The difference can be attributed to the depreciation and amortization expenses, payroll expenses, professional fees and other expenses incurred after Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 during the year ended June 30, 2019.

Net Income

During the years ended June 30, 2019 and 2018, our net income was $397,047 compared with $326,260 respectively.

The difference can be attributed to increase in gross profits netting off by the increase of expenses during the year ended June 30, 2019.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the years ended June 30, 2019 and 2018, net cash used in operating activities was $(1,546,825) and $(114,613) , respectively. The change was mainly due to net income which were partially offset by an increase in inventory and a decrease in accounts payable-non-related parties-inflows.

Cash Flow from Investing Activities

During the years ended June 30, 2019 and 2018, net cash provided by investing activities was $2,084,752 and $149,354 respectively. The change was mainly due to the cash provided by Fangguan Electronics whose acquisition was completed on December 27, 2018 which was partially offset by the increase in acquisition of property, plant and equipment outflows.

Cash Flow from Financing Activities

During the years ended June 30, 2019, the Company used ($142,531) in cash for financing activities, which was due to the return of capital to the minority shareholder of Fangguan Electronics, the repayment of loans from related parties and increase in notes receivables outflows. During the year ended June 30, 2018, the Company used ($113,036) in cash for financing activities, all of which was attributable to repayment of the related party loans.

As of June 30, 2019, we have a working capital of $717,977.

Our total current liabilities as of June 30, 2019 was $7,938,438 and consists of $2,618,296 for a short-term bank loan, $2,732,327 in accounts payables for non-related parties, amount due to related parties of $2,105,338, advances from customers of $114,158, and accrued expenses and other current liabilities of $368,319. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect previous related party loan amounts to be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

We will require approximately $375,000 to fund our working capital needs as follows:

Audit and accounting	185,000
Legal Consulting fees	60,000
Salary and wages	90,000
Edgar/XBRL filing, transfer agent and miscellaneous	40,000
Total	$375,000

Future Financings

We consider taking on any long-term or short-term debt from financial institutions in the immediate future. Besides for the bank funding,

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

The Company bases its estimates of return on historical results, taking into consideration the type of customers, the type of transactions and the specifics of each arrangement.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Under these criteria, for revenues from sale of products, the Company generally recognizes revenue when its products are delivered to customers in accordance with the written sales terms. For service revenue, the Company recognizes revenue when services are performed and accepted by customers.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer’s financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	2019	2018
Balance sheet items, except for equity accounts	6.8747	6.6166
Items in statements of comprehensive income (loss) and cash flows	6.7457	6.6955

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

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

Compensation—Stock Compensation. In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvement to Nonemployee Share-based Payment Accounting to amend the accounting for share-based payment awards issued to nonemployees. Under the revised guidance, the accounting for awards issued to nonemployees will be similar to the model for employee awards. The update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this new standard effective on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Group’s consolidated financial statements.

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Under the guidance, public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

IONIX TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Stockholders and Board of Directors of

Ionix Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ionix Technology, Inc. ("the Company") as of June 30, 2018, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the year then ended and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated sufficient cash flow from its operating activities for the past two years and did not have enough cash to support future operating plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are discussed in notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey

October 11, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Stockholders and Board of Directors of

Ionix Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ionix Technology, Inc. ("the Company") as of June 30, 2019, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the year then ended and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated sufficient cash flow from its operating activities for the past two years and did not have enough cash to support future operating plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company's auditor since 2018.

Hackensack, New Jersey

September 30, 2019

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$509,615	$111,462
Notes receivable	120,182	-
Accounts receivable - non-related parties	3,639,030	636,413
- related parties	340,026	119,543
Inventory	3,379,146	226,839
Advances to suppliers - non-related parties	129,423	3,164
- related parties	269,498	206,194
Prepaid expenses and other current assets	269,495	20,592
Total Current Assets	8,656,415	1,324,207

Property, plant and equipment, net	7,508,637	-
Intangible assets, net	1,496,399	-
Deferred tax assets	54,361	-
Total Assets	$17,715,812	$1,324,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$2,618,296	$-
Accounts payable - non-related parties	2,732,327	264,171
- related parties	-	248,543
Advance from customers	114,158	59,546
Due to related parties	2,105,338	212,557
Accrued expenses and other current liabilities	368,319	125,733
Total Current Liabilities	7,938,438	910,550

Deferred tax liability	-	15,242
Total Liabilities	7,938,438	925,792

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 114,003,000 and 99,003,000 shares issued and outstanding as of June 30, 2019 and 2018, respectively	11,400	9,900
Additional paid in capital	8,829,487	237,246
Retained earnings	539,866	142,819
Accumulated other comprehensive income (loss)	(45,840)	7,950
Total Stockholders' Equity attributable to the Company	9,335,413	398,415
Noncontrolling interest	441,961	-
Total Stockholders’ Equity	9,777,374	398,415
Total Liabilities and Stockholders’ Equity	$17,715,812	$1,324,207

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	June 30,
	2019	2018

Revenues	$12,348,492	$6,422,807

Cost of Revenues	10,153,217	5,681,912

Gross profit	2,195,275	740,895

Operating expenses
Selling, general and administrative expense	1,255,523	270,074
Research and development expense	323,309	-
Total operating expenses	1,578,832	270,074

Income from operations	616,443	470,821

Other expense:
Interest expense, net of interest income	(69,371)	-
Total other expense	(69,371)	-

Income before income tax provision	547,072	470,821
Income tax provision	150,025	144,561
Net income	397,047	326,260

Other comprehensive income (loss)
Foreign currency translation adjustment	(53,790)	10,101
Comprehensive income	$343,257	$336,361

Income Per Share - Basic and Diluted	$0.00	$0.00
Weighted average number of common shares outstanding - Basic and Diluted	106,605,740	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2017	5,000,000	$500	99,003,000	$9,900	$237,246	$(183,441)	$(2,151)	$-	$62,054

Net income	-	-	-	-	-	326,260	-	-	326,260

Foreign currency translation adjustment	-	-	-	-	-	-	10,101	-	10,101

Balance at June 30, 2018	5,000,000	500	99,003,000	9,900	237,246	142,819	7,950	-	398,415

Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	-	-	15,000,000	1,500	8,650,396	-	-	441,961	9,093,857

Return of capital	-	-	-	-	(58,155)	-	-	-	(58,155)

Net income	-	-	-	-	-	397,047	-	-	397,047

Foreign currency translation adjustment	-	-	-	-	-	-	(53,790)	-	(53,790)

Balance at June 30, 2019	5,000,000	$500	114,003,000	$11,400	$8,829,487	$539,866	$(45,840)	$441,961	$9,777,374

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$397,047	$326,260
Adjustments required to reconcile net income to net cash used in operating activities:
Depreciation and amortization	372,896	-
Deferred taxes	(14,767)	15,062
Changes in operating assets and liabilities:
Accounts receivable - non related parties	(106,621)	(333,204)
Accounts receivable - related parties	(229,275)	(118,134)
Inventory	(419,953)	(170,376)
Advances to suppliers - non-related parties	39,913	116,919
Advances to suppliers - related parties	(72,405)	(203,764)
Prepaid expenses and other current assets	(191,410)	(9,526)
Accounts payable - non-related parties	(1,254,803)	163,543
Accounts payable - related parties	(196,373)	83,870
Advance from customers	33,868	(14,486)
Accrued expenses and other current liabilities	95,058	29,223
Net cash used in operating activities	(1,546,825)	(114,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Other receivables	-	149,354
Acquisition of property, plant and equipment	(40,838)	-
Acquisition of intangible assets	(1,670)	-
Cash received from acquisition	687,591	-
Cash received from subscription receivable in relation to acquisition	1,439,669	-
Net cash provided by investing activities	2,084,752	149,354

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	(53,865)	-
Return of capital	(58,155)	-
Repayment of loans from related parties	(30,511)	(113,036)
Net cash used in financing activities	(142,531)	(113,036)

Effect of exchange rate changes on cash	2,757	2,990

Net increase (decrease) in cash and cash equivalents	398,153	(75,305)

Cash and cash equivalents, beginning of year	111,462	186,767

Cash and cash equivalents, end of year	$509,615	$111,462

Supplemental disclosure of cash flow information:
Cash paid for income tax	$267,330	$44,712
Cash paid for interests	$70,419	$-

Non-cash investing activities
Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	$8,651,896	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1 - NATURE OF OPERATIONS

Business

Ionix Technology, Inc. (the “Company” or “Ionix”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries and an entity controlled through VIE agreements in China, the Company sells the high-end intelligent electronic equipment, which includes the portable power banks for electronic devices, LCM and LCD screens in China.

New subsidiaries

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

On June 28, 2018, the Company’s Board of Directors approved and ratified the incorporation of Dalian Shizhe New Energy Technology Co., Ltd, a limited liability company formed under the laws of the PRC on June 28, 2018. Well Best is the sole shareholder of Shizhe New Energy. As a result, Shizhe New Energy is an indirect, wholly-owned subsidiary of the Company. Shizhe New Energy will focus on promotion, services, and technical consulting for new energy, power supply technology development, solar photovoltaic system construction, energy performance contracting, energy-saving technology detection, and energy-saving construction technology consulting.

Acquisition

On December 27, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jialin Liang and Xuemei Jiang, each of whom are shareholders (the “Shareholders”) of Changchun Fangguan Electronics Technology Co., Ltd. (“Fangguan Electronics”). Pursuant to the terms of the Purchase Agreement, the Shareholders, who together own 95.14% of the ownership rights in Fangguan Electronics, agreed to execute and deliver the Business Operation Agreement, the Equity Interest Pledge Agreement, the Equity Interest Purchase Agreement, the Exclusive Technical Support Service Agreement (the “Services Agreement”) and the Power of Attorney, all together dated December 27, 2018 are referred to the “VIE Agreements”, to the Company in exchange for the issuance of an aggregate of 15,000,000 shares of the Company’s common stock, par value $.0001 per share, thereby causing Fangguan Electronics to become the Company’s variable interest entity. Together with VIE agreements, the Shareholders also agreed to convert shareholder loan of RMB 30 million (approximately $4.4 million) to capital and make cash contribution of RMB 9.7 million (approximately $1.4 million) to capital. The entirety of the transaction will hereafter be referred to as the “Transaction”. As a result of the Transaction, the Company is able to exert effective control over Fangguan Electronics and receive 100% of the net profits or net losses derived from the business operations of Fangguan Electronics. Fangguan Electronics manufactures and sells Liquid Crystal Module (" LCM") and LCD screens in China based in Changchun City, Jilin Province, People’s Republic of China. (See Note 4 and Note 9).

The Transaction was accounted for as a business combination using the acquisition method of accounting. The assets, liabilities and the operations of Fangguan Electronics subsequent to the Transaction date were included in the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company did not generate sufficient cash flow from its operating activities for past two years and did not have enough cash to support future operating plan. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of the business plan and operations. The Company is also pursuing other revenue streams which could include strategic acquisitions or possible joint ventures of other business segments. However, no assurance can be given that the Company will be successful in raising additional capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of Ionix, its wholly owned subsidiaries and an entity which the Company controls 95.14% and receives 100% of net income or net loss through VIE agreements. All significant inter-company balances and transactions have been eliminated upon consolidation.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable and advance o suppliers, the valuation of inventory, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Cash and cash equivalents

Cash consists of cash on hand and cash in bank. Cash equivalents represent investment securities that are short-term, have high credit quality and are highly liquid. Cash equivalent are carried at fair market value and consist primarily of money market funds.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions may be taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Land use right	50 years
Computer software	4-5 years

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

The Company estimates return based on historical results, taking into consideration the type of customers, the type of transactions and the specifics of each arrangement.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Under these criteria, for revenues from sale of products, the Company generally recognizes revenue when its products are delivered to customers in accordance with the written sales terms. For service revenue, the Company recognizes revenue when services are performed and accepted by customers.

The following table disaggregates our revenue by major source for the years ended June 30, 2019 and 2018, respectively:

	For the Years Ended June 30,
	2019	2018

Sales of goods - Non-related parties	$11,058,482	$5,929,368
Sales of goods - Related parties	695,478	493,439
Service contracts	594,532	-
Total	$12,348,492	$6,422,807

Cost of revenues

Cost of revenues includes cost of raw materials purchased, inbound freight cost, cost of direct labor, depreciation expense and other overhead. Write-down of inventory for lower of cost or market adjustments is also recorded in cost of revenues.

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

As of June 30, 2019 and 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2019	June 30, 2018

Balance sheet items, except for equity accounts	6.8747	6.6166

	Years Ended June 30,
	2019	2018

Items in statements of comprehensive income (loss) and cash flows	6.7457	6.6955

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

Compensation—Stock Compensation. In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvement to Nonemployee Share-based Payment Accounting to amend the accounting for share-based payment awards issued to nonemployees. Under the revised guidance, the accounting for awards issued to nonemployees will be similar to the model for employee awards. The update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this new standard effective on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Group’s consolidated financial statements.

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Under the guidance, public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its consolidated financial statements.

NOTE 4 – ACQUISITION

On December 27, 2018, the Company entered into VIE agreements with two shareholders of Fangguan Electronics to control 95.14% of the ownership rights and receive 100% of the net profit or net losses derived from the business operations of Fangguan Electronics. In exchange for VIE agreements and additional capital contribution, the Company issued 15 million shares of common stock to two shareholders of Fangguan Electronics. (See Note 1 and Note 9).

The Transaction was accounted for as a business combination using the acquisition method of accounting. The assets, liabilities and the operations of Fangguan Electronics subsequent to the Transaction date were included in the Company’s consolidated financial statements.

The purchase price was allocated to the fair value of the tangible and intangible assets acquired and liabilities assumed. The Company recorded the fair value of the assets acquired and liabilities assumed as of the acquisition date based on the appraisal report. The purchase price allocated to assets acquired and liabilities assumed as of the acquisition was as follows:

Amounts

Cash and cash equivalents	$687,591
Notes receivable	67,441
Accounts receivable, net	2,926,786
Accounts receivable from related parties	46,603
Inventories, net	2,753,359
Advances to suppliers, net	165,819
Other receivables	61,900
Property, plant and equipment, net	7,832,750
Intangible assets, net	1,512,104
Deferred tax assets	54,632
Short-term bank loan	(2,622,683)
Accounts payable	(3,715,537)
Advance from customers	(23,654)
Due to related parties	(1,917,747)
Accrued expenses and other current liabilities	(150,517)
Subscription receivable	1,415,010
Noncontrolling interest	(441,961)
Total consideration	$8,651,896

The subscription receivable was received in full in April 2019.

Following unaudited pro forma combined statement of operations are based upon the historical financial statements of Ionix and Fangguan Electronics for the year ended June 30, 2018 and are presented as if the acquisition had occurred at the beginning of the period.

	For the Year Ended June 30, 2018
	Fangguan Electronics	Ionix Technology	Pro Forma Adjustments	Pro Forma Combined

Revenues	$12,555,135	$6,422,807	$-	$18,977,942
Cost of revenues	10,426,800	5,681,912	-	16,108,712
Gross profit	2,128,335	740,895	-	2,869,230
Operating expenses	2,088,144	270,074	-	2,358,218
Income (loss) from operations	40,191	470,821	-	511,012
Other income (expense)	(3,030)	-	-	(3,030)
Income tax provision	10,885	144,561	-	155,446
Net income	$26,276	$326,260	$-	$352,536

Risks associated with the VIE structure

The Company believes that the contractual arrangements with its VIE and respective shareholders are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

•	revoke the business and operating licenses of the Company’s PRC subsidiary and its VIE;
•	discontinue or restrict the operations of any related-party transactions between the Company’s PRC subsidiary and its VIE;
•	limit the Company’s business expansion in China by way of entering into contractual arrangements;
•	impose fines or other requirements with which the Company’s PRC subsidiary and its VIE may not be able to comply;
•	require the Company or the Company’s PRC subsidiary and its VIE to restructure the relevant ownership structure or operations; or
•	restrict or prohibit the Company’s use of the proceeds from public offering to finance the Company’s business and operations in China.

The Company’s ability to conduct its business through its VIE may be negatively affected if the PRC government were to carry out of any of the aforementioned actions. As a result, the Company may not be able to consolidate its VIE in its consolidated financial statements as it may lose the ability to exert effective control over its VIE and its respective shareholders and it may lose the ability to receive economic benefits from its VIE. The Company, however, does not believe such actions would result in the liquidation or dissolution of the Company, its PRC subsidiary and its VIE. The following financial statement amounts and balances of its VIE were included in the accompanying consolidated financial statements after elimination of intercompany transactions and balances:

Balance as of June 30, 2019

Current assets	$6,971,434
Non-current assets	9,057,609
Total assets	$16,029,043

Current liability	$6,885,058
Non-current liability	-
Total liabilities	$6,885,058

For the Year Ended June 30, 2019

Revenues	$5,760,212
Cost of revenues	4,587,763
Gross profit	1,172,449
Operating expenses	907,575
Income from operations	264,874
Interest expense, net of interest income	70,269
Income tax provision	22,783
Net income	$171,822

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value.

Inventories consist of the following:

	June 30, 2019	June 30, 2018

Raw materials	$471,189	$105,879
Work-in-process	1,719,426	-
Finished goods	1,188,531	120,960
Total Inventories	$3,379,146	$226,839

The Company recorded no inventory markdown for the years ended June 30, 2019 and 2018.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	June 30, 2019	June 30, 2018

Buildings	$4,661,535	$-
Machinery and equipment	3,036,339	-
Office equipment	60,052	-
Automobiles	101,793	-
Subtotal	7,859,719	-
Less: Accumulated depreciation	(351,082)	-
Property, plant and equipment, net	$7,508,637	$-

Depreciation expense related to property, plant and equipment was $357,799 for the year ended June 30, 2019.

As of June 30, 2019, buildings were pledged as collateral for bank loans (See Note 8).

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2019	June 30, 2018

Land use right	$1,485,428	$-
Computer software	25,785	-
Subtotal	1,511,213	-
Less: Accumulated amortization	(14,814)	-
Intangible assets, net	$1,496,399	$-

Amortization expense related to intangible assets was $15,097 for the year ended June 30, 2019.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of June 30, 2019, land use right was pledged as collateral for bank loans (See Note 8).

NOTE 8 – SHORT-TERM BANK LOAN

On November 12, 2018, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.62 million (RMB 18 million) for a year with annual interest rate of 5.27%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

NOTE 9 - STOCKHOLDERS' EQUITY

Issuance of new shares

On December 27, 2018, the Company entered into VIE agreements with two shareholders of Fangguan Electronics to control 95.14% of the ownership rights and receive 100% of the net profit or net losses derived from the business operations of Fangguan Electronics. In exchange for VIE agreements, the Company issued 15 million shares of common stock to two shareholders of Fangguan Electronics (See Note 1 and Note 4).

Forgiveness of related party loan and capital contribution in relation to acquisition

In connection with the acquisition of Fangguan Electronics, Fangguan Electronics completed a capital increase of approximately USD 5.8 million (RMB39,711,500) to invest in its OLED flexible screen business. The capital increase of Fangguan Electronics is a personal investment of approximately USD 5.8 million (RMB39,711,500) from Jialin Liang and Xuemei Jiang, members of the Company's board of directors. Among them, Jialin Liang increased capital of about USD 4.7 million (RMB32,211,500), including USD 4.4 million (RMB30,000,000) from conversion of debt to equity and USD 0.3 million (RMB2,211,500) of cash contribution; and Xuemei Jiang increased capital of USD 1.1 million (RMB7,500,000) of cash contribution.

Return of capital

On March 19, 2019, Fangguan Electronics returned capital of $58,155 to its non-controlling shareholder.

NOTE 10 - DUE TO RELATED PARTIES

Manufacture – related party

On September 1, 2016, Shenzhen Baileqi Electronic Technology Co., Ltd. (“Baileqi Electronic”) entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi Electronic. The owner of Shenzhen Baileqi S&T is also a stockholder of the Company who owns approximately 1.3% of the Company’s outstanding common stock as of June 30, 2019.  The manufacturing costs incurred with Shenzhen Baileqi S&T was $0 and $268,952 for the years ended June 30, 2019 and 2018, respectively, and the amount of $0 and $268,952 respectively were included in cost of revenue.

Purchase from related party

During the year ended June 30, 2019, the Company purchased $1,993,512 and $911,121 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of June 30, 2019. The amount of $1,993,512 and $911,156 were included in the cost of revenue.

During the year ended June 30, 2018, the Company purchased $1,916,551 and $653,494 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of June 30, 2018. The amount of $1,916,551 and $653,458 were included in the cost of revenue.

During the year ended June 30, 2019, the Company’s subsidiary, Fangguan Photoelectric, purchased $1,505,387 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 (See Note 1 and Note 4). The president of Fangguan Electronics was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amount of $1,135,061 was included in the cost of revenue for the year ended June 30, 2019.

During the year ended June 30, 2018, the Company’s subsidiary, Fangguan Photoelectric, purchased $1,523,770 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 (See Note 1 and Note 4). The amount of $1,485,144 was included in the cost of revenue for the year ended June 30, 2018.

Advances to suppliers - related parties

Lisite Science made advances of $269,498 and $206,194 to Keenest for future purchases as of June 30, 2019 and 2018, respectively.

Accounts payable - related parties

The trade balance payable to Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 was $248,543 as of June 30, 2018.

Sales to related party

During the years ended June 30, 2019 and 2018, Baileqi Electronic sold materials of $671,606 and $493,439 respectively to Shenzhen Baileqi S&T. The trade-related balance receivable from Shenzhen Baileqi S&T was $340,026 and $119,543 as of June 30, 2019 and 2018, respectively.

During the year ended June 30, 2019, Fangguan Photoelectric sold products of $23,872 to Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018.

Lease from related party

Lisite Science leases office and warehouse space from Keenest. The lease period was from October 1, 2017 to September 30, 2018 with rent free period from October 1, 2017 to March 30, 2018 and an annual rent of approximately $1,500 (RMB10,000). The lease was renewed for an extended period from September 30, 2018 to July 20, 2019 with rent free for the entire period. On July 20, 2019, Lisite Science further extended the lease with Keenest for one more year until July 20, 2020 with annual rent of approximately $1,500 (RMB10,000).

Baileqi Electronic leases office and warehouse space from Shenzhen Baileqi S&T. The lease period is from June 1, 2019 to May 31, 2021 with monthly rent of approximately $2,500 (RMB17,525).

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

		June 30, 2019	June 30, 2018

Ben Wong	(1)	$143,792	$143,792
Yubao Liu	(2)	498,769	70,458
Xin Sui	(3)	2,016	1,992
Baozhen Deng	(4)	3,900	(3,685)
Baozhu Deng	(5)	5,303	-
Jialin Liang	(6)(11)	928,314	-
Xuemei Jiang	(7)(10)	520,750	-
Liang Zhang	(8)	625	-
Zijian Yang	(9)	1,869	-
		$2,105,338	$212,557

(1) Ben Wong was the controlling shareholder of Shinning Glory until April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(2) Yubao Liu is the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(3) Xin Sui is a member of the board of directors of Welly Surplus.

(4) Baozhen Deng is a stockholder of the Company, who owns approximately 1.3% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5) Baozhu Deng is a relative of Baozhen Deng, a stockholder of the Company.

(6) Jialin Liang is the president, CEO, and director of Fangguan Electronics.

(7) Xuemei Jiang is the vice president and director of Fangguan Electronics.

(8) Liang Zhang is the legal representative of Shizhe New Energy until May 2019.

(9) Zijian Yang is the Supervisor of Shizhe New Energy.

(10) The liability was assumed from the acquisition of Fangguan Electronics.

(11) The Company assumed liability of approximately $5.8 million (RMB39,581,883) from Jialin Liang during the acquisition of Fangguan Electronics. During the year ended June 30, 2019, approximately $4.4 million (RMB30,000,000) liability assumed was forgiven and converted to capital.

During the year ended June 30, 2019, Yubao Liu advanced $428,311 to Well Best. Baileqi Electronic borrowed $5,303 from Baozhu Deng. In addition, Baozhen Deng refunded $7,585 to Baileqi Electronic. Liang Zhang and Zijian Yang advanced $625 and $1,869 to Shizhe New Energy, respectively. Fangguan Electronics refunded approximately $0.47 million (RMB3.2 million) to Jialin Liang.

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

NOTE 11 – CONCENTRATION

Customers who accounted for 10% or more of the Company’s revenues (goods sold and services) for the years ended June 30, 2019 and 2018 respectively and its outstanding balance of accounts receivable as of June 30, 2019 and 2018 respectively are presented as follows:

	For the Years Ended June 30, 2019		As of June 30, 2019
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$1,796,854	15%	$107,414	3%
Customer B	2,935,278	24%	270,301	7%
Total	$4,732,132	39%	$377,715	10%

	For the Years Ended June 30, 2018		As of June 30, 2018
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$2,101,458	33%	$385,360	51%
Customer B	1,777,631	28%	1,360	-%
Total	$3,879,089	61%	$386,720	51%

Primarily all customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) for the years ended June 30, 2019 and 2018 respectively and its outstanding balance of accounts payable as of June 30, 2019 and 2018 respectively are presented as follows:

	For the Years Ended June 30, 2019		As of June 30, 2019
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A - related party	$1,993,512	20%	$-	-%
Supplier B - related party	1,505,387	15%	-	-%
Supplier C	1,731,235	17%	-	-%
Total	$5,230,134	52%	$-	-%

	For the Years Ended June 30, 2018		As of June 30, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A - related party	$1,916,551	33%	$-	-%
Supplier B - related party	922,446	16%	-	-%
Supplier C - related party	1,523,770	26%	248,543	48%
Supplier D	705,939	12%	175,858	34%
Total	$5,068,706	87%	$424,401	82%

All suppliers of the Company are located in the PRC.

NOTE 12 - INCOME TAXES

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

The Company has shown losses since inception.  As a result, it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2011 and after were still open to audit as of June 30, 2019.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of June 30, 2019.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the years ended June 30, 2019 and 2018, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company’s subsidiaries in China are subject to a unified income tax rate of 25%. Fangguan Electronics was certified as high-tech enterprises for three years from November 2016 to November 2019 and is taxed at a unified income tax rate of 15%.

The reconciliation of income tax expense at the U.S. statutory rates of 21% and 35% to the Company’s effective tax rate is as follows:

	For the Years Ended June 30,
	2019	2018
	21%	35%

Tax at U.S. statutory rate	$114,885	$164,787
Tax rate difference between foreign operations and U.S.	(25,627)	(35,340)
Change in valuation allowance	82,139	22,791
Permanent difference	(21,372)	(7,677)
Effective tax	$150,025	$144,561

 The provisions for income taxes are summarized as follows:

	For the Years Ended June 30,
	2019	2018

Current	$164,792	$129,499
Deferred	(14,767)	15,062
Total	$150,025	$144,561

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	As of June 30,
	2019	2018

Deferred tax assets:
Net operating loss carryforward	$152,476	$70,337
Allowance for doubtful accounts	46,237	-
Others	8,124	-
	206,837	70,337
Less valuation allowance	(152,476)	(70,337)
Total Deferred tax assests	$54,361	$-

Deferred tax liability:
Revenue cutoff	$-	$(15,242)
Total Deferred tax liability	$-	$(15,242)

As of June 30, 2019, the Company has approximately $862,000 net operating loss carryforwards available in the U.S., Hong Kong and China to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease commitment

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $1,500 (RMB10,000) until July 20, 2020. Baileqi Electronic leases office and warehouse space from Shenzhen Baileqi S&T, a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2021. Dalian Shizhe New Energy leases a boat from a non-related party with monthly rent of approximately $7,200 (RMB50,000) for one year from March 1, 2019 to February 28, 2020.

The following is a schedule of future minimum lease payments for non-cancelable operating leases held by the Company as of June 30, 2019:

Fiscal year ended June 30,
2020	$88,775
2021	28,041
Total future minimum lease payments	$116,816

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that following subsequent events should be disclosed:

On July 25, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd to issue and sell, upon the terms and conditions set forth in this Agreement a convertible note of the Company, in the aggregate principal amount of $103,000.00 and received $94,840 in cash on August 1, 2019 after deducting legal fees and other costs. The convertible note bears interest rate at 6% per annum and due on July 25, 2020.  The convertible note can be converted into shares of the Company’s common stock at 65% of market price.

On September 11, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC to issue and sell, upon the terms and conditions set forth in this Agreement a convertible note of the Company, in the aggregate principal amount of $165,000.00 and received $143,500 on September 18, 2019 after deducting debt discount, legal fees and other costs. The convertible note bears interest rate at 5% per annum and payable in one year. Conversion price shall be equal to the lower of (i) $2.00 or (ii) 75% multiplied by the lowest traded price of the Common Stock during the twenty consecutive Trading Day period immediately preceding the date of the respective conversion.

On September 11, 2019, together with the issuance of convertible note, the Company issued to Firstfire Global Opportunities Fund LLC 68,750 shares of five-year warrant to purchase up to 68,750 shares of the Company’s common stock at $2.4 per share.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Paritz & Company, P.A. ("Paritz"), the independent registered public accounting firm for Ionix Technology, Inc. (the "Company"), announced effective October 16, 2018, that Paritz was acquired by a new auditing firm, Prager Metis CPA’s LLC (“Prager”), and that all of the employees and partners of Paritz were joining Prager.

As a result, effective October 16, 2018, Paritz resigned as the Company’s independent registered public accounting firm. The Company’s Board of Directors engaged Prager to serve as the Company’s independent registered public accounting firm effective October 18, 2018.

The reports of Paritz on the financial statements of the Company as of and for the fiscal years ended June 30, 2018 and 2017, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports on the financial statements of the Company for the years ended June 30, 2018 and 2017 contained a modification expressing substantial doubt regarding the Company’s ability to continue as a going concern.

During the Company’s fiscal years ended June 30, 2018 and 2017 and the subsequent interim period from July 1, 2018 to the date of this report, and in connection with the audit of the Company’s financial statements for such periods, there were no disagreements between the Company and Paritz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s financial statements.

During the Company’s fiscal years ended June 30, 2018 and 2017, and the subsequent interim period from July 1, 2018 to the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the Company’s fiscal years June 30, 2018 and 2017, and the subsequent interim period from July 1, 2018 to the date of this report, the Company did not consult with Prager regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company has provided Paritz with a copy of the disclosures in the Current Report on Form 8-K filed with the SEC on October 19, 2018 (the “8-K”) and has requested that Paritz furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Paritz agrees with the statements in the 8-K.

Item 9A.	Controls and Procedures

As of June 30, 2019, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2019.

During the year ended June 30, 2019, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1.          Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.         We did not implement appropriate information technology controls – As at June 30, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2019, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On September 29, 2019, our Board of Directors approved and adopted a Code of Ethics which is applicable to our officers, directors, and senior executives, including our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers and Term of Office

The following table sets forth the names and ages of our current directors and executive officers and those of our wholly owned direct subsidiary and indirect wholly owned subsidiaries. Our Board of Directors appoints our executive officers. Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified. There are no family relationships among our directors or executive officers. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Ionix Technology, Inc.

Name	Age	Position	Date of Appointment
Yubao Liu	45	Chief Executive Officer, Secretary, Treasurer, and Director	May 16, 2018
Yue Kou	44	Chief Financial Officer	May 27, 2016
Cheng Li	64	Director and Chairman of the Board	April 25, 2019
Jialin Liang	51	Director	January 22, 2019
Xuemei Jiang	44	Director	January 22, 2019
Anthony Saviano	50	Independent Director	July 31, 2019
Hui Zhang	53	Independent Director	July 31, 2019
Zhenyu Wang	44	Independent Director	July 31, 2019
Yongsheng Fu	64	Independent Director	July 31, 2019
Qinghua Shi	43	Independent Director	July 31, 2019

Subsidiaries:

Welly Surplus International Limited

The following table sets forth the names and ages of Welly Surplus’s directors and executive officers as of June 30, 2019.

Name	Age	Position	Date of Appointment
Xin Sui	38	President and Director	December 29, 2016

Well Best International Investment Limited

The following table sets forth the names and ages of Well Best’s directors and executive officers as of June 30, 2019.

Name	Age	Position	Date of Appointment
Qingchun Yang	55	President and Director	February 17, 2016

Lisite Science Technology (Shenzhen) Co., Ltd.

The following table sets forth the names and ages of Lisite Science’s directors and executive officers as of June 30, 2019.

Name	Age	Position	Date of Appointment
Yun Yang	36	President and Director	November 7, 2016

Shenzhen Baileqi Electronic Technology Co., Ltd

The following table sets forth the names and ages of Baileqi Electronic’s directors and executive officers as of June 30, 2019.

Name	Age	Position	Date of Appointment
Baozhu Deng	32	President and Director	November 15, 2017

Changchun Fangguan Photoelectric Display Technology Co. Ltd

The following table sets forth the names and ages of Fangguan Photoelectric’s directors and executive officers as of June 30, 2019.

Name	Age	Position	Date of Appointment
Biao Shang	40	President and Director	October 20, 2018

Dalian Shizhe New Energy Technology Co., Ltd

The following table sets forth the names and ages of Shizhe New Energy’s directors and executive officers as of June 30, 2019.

Name	Age	Position	Date of Appointment
Shikui Zhang	44	President and Director	June 28, 2018

Information about our Executive Officers

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

Cheng Li - Mr. Cheng Li has participated in the operation and management of the Company since 2015. From April 2013 to March 2015, Mr. Li served as the general Manager and financial controller of Dalian Huanyu Venture Capital Co., Ltd, where he engaged in project approvals, financing, and investments and accumulated substantial experience in the field of high-tech and financing operations. From 1996 to 2012, Mr. Li served in the Ministry of Industry and Information Technology of Jiamusi city, Heilongjiang Province and the Association for Science and Technology of Jiamusi. He received his undergraduate degree in 1980 from Liaoning Normal University.

Jialin Liang – Mr. Liang, 51, graduated from Nankai University in 1985 with a major in Microelectronics.  Mr. Liang has an extensive experience in microelectronics, and since 2007, serves as general manager of Changchun Fangguan Electronics Technology Co., Ltd. Mr. Liang served as vice general manager of Jilin Zijing Electronics Co., Ltd. from 1997 to 2007. Mr. Liang is a beneficial owner of 8.3% of the Company’s outstanding common stock. Mr. Liang received his bachelor degree in microelectronics from Nankai University.

Xuemei Jiang – Ms. Jiang has over 10 years of experience in finance and taxation. Since 20017, she serves as vice general manager of Changchun Fangguan Electronics Technology Co., Ltd. Ms. Jiang received her bachelor degree in accounting from Jilin Finance and Taxation College in China.

Anthony Saviano – Mr. Saviano has more than 20 years of experience in finance, management and business development, which he achieved through his self-education and learning experience, including entrepreneurial start-ups in the real estate industries and energy sector. Since 2013, Mr. Saviano has served as the Chief Executive Officer of World Energy Asset Management, Inc., a developmental stage oil and gas company with a focus on well remediation and advanced new technologies in the petroleum industry. Also, since 2015, Mr. Saviano has served as the Chief Executive Officer of Infinity Fund LLC, a privately funded investment and debt solutions group he founded.

Hui Zhang – Mr. Zhang has over 20 years of experience as a certified public accountant. Since May 2009, he has served as vice director of Audit Department of Dalian Huarui Heavy Industry Group Co., Ltd. Also, since December 2002, he has served as the Chinese Certified Public Accountant (CICPA) in Liaoning Dongzheng Accounting Firm. Mr. Zhang holds his bachelor degree in accounting from Liaoning University, which he received in 1989.

Zhenyu Wang – Mr. Wang, has over 20 years of experience in the management and marketing. Since 2011, Mr. Wang has served as a project manager at LG Group, focusing in the overall operation of projects. From 1998 to 2011, Mr. Wang was engaged in marketing work for TCL. Mr. Wang graduated from Jiamusi University in 1998 with a bachelor degree in accounting.

Yongsheng Fu – Mr. Fu has retired from his service in 2015. Prior to his retirement, from 1999 to 2015, he served as vice director of Jiamusi Electric Heater Factory and was responsible for the production and operation of the factory. Mr. Fu graduated from Jiamusi University in 1982 with a bachelor degree in Economic Statistics.

Qinghua Shi – Mr. Shi has served as the Information Director in Zhongyi Trading Companysince since 2011. Prior to that position, from 2005 to 2011, he worked in the business planning department of Dalian Daxian Group Co., Ltd focusing on generating operation and procurement plans. Ms. Shi holds his bachelor degree in logistics management from Dalian Jiaotong University, which he received in 2000.

Yue Kou- Ms. Kou is a member of the Hong Kong Institute of Certified Public Accountants, the Association of Chartered Certified Accountants, and the Chinese Institute of Certified Public Accountants. Ms. Kou has 20 years of solid experience in statutory auditing, international accounting, and publicly listed companies. Ms. Kou started her career as Chief Accountant (1996-1999) with Xinmao Tech Holding Limited, a company in China. From 1999-2002, she was employed as a staff accountant in the Ernst & Young, Beijing Branch focusing on external audit and international accounting conversions. From 2002-2006, she worked as an account manager with China Data Broadcasting Holding Ltd, a publicly listed company on the Hong Kong Stock Exchange. From 2006 to present, Ms. Kou worked as an auditor and financial controller for three different audit firms:  (i) Zhongyi (HK) CPA Limited, (ii) Thomas Lee and Partners, and (iii) GDT CPA Limited. Since May 27, 2016, Ms. Kouhas worked for Ionix Technology Inc., as the Chief Financial Officer.

Xin Sui – Mr. Sui was born in Jiamusi, Heilongjiang Province. He received a bachelor degree in Finance from Jiamusi University in 2002. Mr. Sui worked as assistant to the Chairman for Dalian Great Wall Economic and Trade Company from 2007 to 2015 where he assisted in the drafting of regulations and laws of the company, ensured the Company was achieving its business goals, and attended business negotiations on behalf of the Chairman. Mr. Sui incorporated Welly Surplus in 2016 to serve as an investment holding company. Mr. Sui is dedicated to seeking financial resources for Welly Surplus.

Qingchun Yang – Mr. Yang was born in Dalian, Liaoning Province. Mr. Yang majored in Economic Management and graduated as an Economist in 1987. From 2007 to 2011, Mr. Yang worked as the senior executive in Dalian Huanyu Venture Capital Co. where he was involved in wealth management experiences and high ability of resources integration. In 2012, Mr. Yang co-founded Jiamusi Huanqiu New Energy Company Limited, where he was in charge of drafting strategic plans and operating plan of the company, including the overall human recourse strategy plan, which is suitable for the short-term and long-term development of companies. Since February 17, 2016, Mr. Yanghas worked as the president and director of Well Best.

Yun Yang – Mr. Yang served as the Chief Technology Officer of Shenzhen Jinlisite Science and Technology Corporation Ltd. from July 2007 until May of 2016. Mr. Yang was employed as an assistant to the Chief Engineer of the Shenzhen Jinsiwei Technology Co., Ltd. from 2004 to 2007.From 2016 to present, Mr. Yang has worked as the president and director of Lisite Science Technology(Shenzhen) Co. Ltd. Mr. Yang graduated from Hebei University of Science and Technology wheree majored in Electronic Information Science and Technology and received a bachelor of science degree upon graduation.

Baozhu Deng – Ms. Deng graduated from Shenzhen University with a bachelor degree in International Trade and English. From March 2010 to October 2014, she worked for Shenzhen Baileqi Science and Technology Co., Ltd.as a Marketing Manager. From October 2014 to March 2016, she worked for Shenzhen Guoxian Technology Co., Ltd. as a Purchasing Manager. She has been working for Shenzhen Baileqi Electronic Technology Co., Ltd. since March 2016, firstly as manager. Then on November 15, 2017, she was promoted as the new president and director of Baileqi Electronic.

Biao Shang – Mr. Shang, 40 ,has an extensive experience in microelectronics, and since October 2018, he serves as the President and Director of Fangguan Photoelectric.

Shikui Zhang – Mr. Zhang, 44, graduated from Liaoning University of Technology, majored in Material Science and Engineering. He used to work in the Material Research Institute of Changchun Bus Factory and served as Project Manager in Shichong Power Development Co., Ltd. He serves as the legal person and General Manager of Dalian Shizhe New Energy Technology Co., Ltd since May 2019.

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

Committees

On August 9, 2019, the Board of Directors established an Audit Committee and a Compensation Committee, and on August 14, 2019, the Board established a Nominating and Corporate Governance Committee, each of which operates under a charter that has been approved by the Board.

Audit Committee

The Audit Committee (a) assists the Board in fulfilling its oversight of: (i) the quality and integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements relating to the Company’s financial statements and related disclosures; (iii) the qualifications and independence of the Company’s independent auditors; and (iv) the performance of the Company’s independent auditors; and (b) prepares any reports that the rules of the Securities and Exchange Commission (the “SEC”) require be included in the Company’s annual proxy statement.

The initial members of the Audit Committee are Hui Zhang, as Chairman, Anthony Saviano, and Zhenyu Wang The Board has determined that all of the members of the Audit Committee are “independent,” as defined under the Nasdaq Listing Rule 506(a)(2). In addition, all members of the Audit Committee meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further, all members of the Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Capital Market. The Board has determined that Hui Zhang is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. A current copy of the Audit Committee’s charter is available on the Company’s website at www.iinx-tech.com.

Compensation Committee

The Compensation Committee (a) assists the Board in discharging its responsibilities with respect to compensation of the Company’s executive officers and directors, (b) evaluates the performance of the executive officers of the Company, and (c) administers the Company’s stock and incentive compensation plans and recommends changes in such plans to the Board as needed.

The initial members of the Compensation Committee are Zhenyu Wang, as Chairman, Yongsheng Fu and Qinghua Shi. The Board has determined that each of the members of the Compensation Committee are “independent,” as defined under the Nasdaq Listing Rule 506(a)(2). A current copy of the Compensation Committee’s charter is available on the Company’s website at www.iinx-tech.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in (a) identifying qualified individuals to become directors, (b) determining the composition of the Board and its committees, (c) developing succession plans for executive officers, (d) monitoring a process to assess Board effectiveness, and (e) developing and implementing the Company’s corporate governance procedures and policies.

The initial members of the Nominating and Corporate Governance Committee are Yongsheng Fu, as a chairman, Zhenyu Wang and Qinghua Shi. The Board has determined that each of the members of the Nominating and Corporate Governance Committee are “independent,” as defined under the rules of the Nasdaq Capital Market. A current copy of the Nominating and Corporate Governance Committee’s charter is available on the Company’s website at www.iinx-tech.com.

Code of Ethics

On September 29, 2019, our Board of Directors adopted a Code of Ethics which is applicable to our officers, directors, and senior executives, including our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Company has posted the text of the Code of Ethics on its Internet Website www.iinx-tech.com. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Rm 701, No.279, Zhongnan Road, Zhongshan District, Dalian, Liaoning, PRC.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Based solely upon a review of Forms 3 and 4 and 5 and amendments filed on EDGAR for the year ended June 30, 2019, the Company determined that the following filers were delinquent in their filings of Form 3 and Form 4, but they all filed their Form 5 reporting their Form 3 and Form 4 holdings timely, except for one director, as shown below:

Person	Filing Type	Transaction Date	Required File Date	Actual File Date
Cheng Li	3 (1)	April 25, 2019	May 6, 2019	September 27, 2019
Anthony Saviano	3 (2)	July 31, 2019	August 11, 2019	September 27, 2019
Hui Zhang	3 (3)	July 31, 2019	August 11, 2019	September 30, 2019
Zhenyu Wang	3 (4)	July 31, 2019	August 11, 2019	September 27, 2019
Yongsheng Fu	3 (5)	July 31, 2019	August 11, 2019	September 27, 2019
Qinghua Shi	3 (6)	July 31, 2019	August 11, 2019	September 27, 2019
Anthony Saviano	4 (7)	August 28, 2019	September 2, 2019	September 27, 2019

(1)              On April 25, 2019, Cheng Li was appointed as a director of the Company and Chairman of the Board. Mr. Li filed a Form 5 on September 27, 2019 reporting Form 3 holdings. Mr. Li owns 0 shares of the Company’s stock.

(2)              On July 31, 2019, Anthony Saviano was appointed as an independent director of the Company. Mr. Saviano filed a Form 5 on September 27, 2019 reporting Form 3 holdings. Mr. Saviano owns 0 shares of the Company’s stock. The Form 5 was filed timely.

(3)              On July 31, 2019, Hui Zhang was appointed as an independent director of the Company. Mr. Zhang filed a Form 5 on September 30, 2019 reporting Form 3 holdings. Mr. Zhang owns 0 shares of the Company’s stock. The Form 5 was filed timely.

(4)              On July 31, 2019, Zhenyu Wang was appointed as an independent director of the Company. Mr. Wang filed a Form 5 on September 27, 2019 reporting Form 3 holdings. Wang owns 0 shares of the Company’s stock. The Form 5 was filed timely.

(5)              On July 31, 2019, Yongsheng Fu was appointed as an independent director of the Company. Mr. Fu filed a Form 5 on September 27, 2019 reporting Form 3 holdings. Mr. Fu owns 0 shares of the Company’s stock. The Form 5 was filed timely.

(6)              On July 31, 2019, Qinghua Shi was appointed as an independent director of the Company. Mr. Shi filed a Form 5 on September 27, 2019 reporting Form 3 holdings. Mr. Shi owns 0 shares of the Company’s stock. The Form 5 was filed timely.

(7)            On August 28, 2019, Anthony Saviano purchased 30,000 shares from a natural person shareholder, Enan Wang (Ahnan) through a Stock Purchase Agreement, and the transaction was fully settled on September 13, 2019. Mr. Saviano filed a Form 5 on September 27, 2019 reporting Form 4 holdings. The Form 5 was filed timely.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers, and those of Well Best and its subsidiaries, and Welly Surplus for the fiscal years ended June 30, 2019 and 2018. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yubao Liu(1)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer, Secretary, Treasurer, and Director; Director of Welly Surplus	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yue Kou(2)	2019	$8,900	Nil	Nil	Nil	Nil	Nil	Nil	$8,900
Chief Financial Officer	2018	19,342	Nil	Nil	Nil	Nil	Nil	Nil	19,342
Chunde Song (3)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Xin Sui (4)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director of Welly Surplus	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Qingchun Yang(5)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director of Well Best	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yun Yang (6)	2019	$6,100	Nil	Nil	Nil	Nil	Nil	Nil	$6,100
President and Director of Lisite Science	2018	6,273	Nil	Nil	Nil	Nil	Nil	Nil	6,273
Youqian Deng(7)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	$ Nil
Former President and Director of Baileqi Electronics	2018	2,266	Nil	Nil	Nil	Nil	Nil	Nil	2,266
Biao Shang,	2019	$13,342	Nil	Nil	Nil	Nil	Nil	Nil	$13,342
Director of Fangguan Photoelectric	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Baozhu Deng(8)	2019	$8,300	Nil	Nil	Nil	Nil	Nil	Nil	$8,300
President and Director of Baileqi Electronics	2018	4,202	Nil	Nil	Nil	Nil	Nil	Nil	4,202
Shikui Zhang (9)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director of Shizhe New Energy	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Doris Zhou (10)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Chief Executive Officer, Secretary, Treasurer, and Director; Director of Welly Surplus	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Bailiang Yang (11)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Chairman of the Board of the Company; former Director of the Company	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jialin Liang (12)	2019	7,000	Nil	Nil	Nil	Nil	Nil	Nil	7,000
Director of the Board of the Company	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Xuemei Jiang (13)	2019	5,700	Nil	Nil	Nil	Nil	Nil	Nil	5,700
Director of the Board of the Company	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Cheng Li (14)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chairman of the Board of the Company; Director of the Board of the Company	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes to Summary Compensation Table:

(1) Mr. Liu was appointed to serve as the Company’s Chief Executive Officer, President, Secretary, Treasurer and as Chairman of the Board of Directors of the Company on May 16, 2018. Mr. Liu’s salary is $0 USD (equal to 0 RMB). On January 22, 2019, Mr. Liu resigned from his position as chairman of the Board of Directors (the “Board”) to devote more time to the strategic aspects of business of the Company and will continue to serve as Chief Executive Officer, President, Secretary, Treasurer and a director of the Company.

(2) Ms. Kou was appointed as Chief Financial Officer of the Company on May 27, 2016. Ms. Kou’s salary is $8,900USD.

(3) Mr. Song was appointed to serve as a member of the Board of Directors of the Company on May 16, 2018. Mr. Song’s salary is $0 USD (equal to 0 RMB). On July 31, 2019, Mr. Song resigned as a member of the Board of Directors.

(4) Mr. Sui was appointed as Director of Welly Surplus on December 29, 2016. Mr. Sui’s salary is $0 USD (equal to 0 RMB).

(5) Mr. Q. Yang was appointed as a director of Well Best, a wholly owned subsidiary of the Company, on February 17, 2016. His annual salary package is $0.

(6) Mr. Yun Yang was appointed as President and a director of Lisite Science on November 7, 2016. His annual salary package is $6,100.

(7)Mr. Deng was appointed as President and a director of Baileqi Electronics on November 7, 2016. On Novembe 15, 2017 he resigned as President and director. He obtained salary $2,266(equal to 15,172RMB) for the period from July 1, 2017 to November 15, 2017.

(8)On November 15, 2017, Ms. Baozhu Deng was appointed as President and a director of  Baileqi Electronics. She obtained salary $4,202(equal to 28,133RMB) for the period from November 15, 2017 to June 30, 2018.

(9)Mr. Zhang was appointed as President and a member of the board of directors of Shizhe New Energy on On May 24, 2019. Shizhe New Energy is a wholly owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Zhang’s salary is $0 USD (equal to 0 RMB). The salary of his predecessor (Liang Zhang) has been $0 USD.

(10) Ms. Zhou was appointed as Chief Executive Officer and a Director on November 20, 2015. Ms. Zhou’s salary was Nil during year ended June 30, 2018. Ms. Zhou was appointed as director of Welly Surplus on December 29, 2016. Ms. Zhou’s salary as director of Welly Surplus is $0 USD (equal to 0 RMB). On May 16, 2018, Ms. Doris Zhou resigned as Chief Executive Officer, President, Secretary, Treasurer and as a member of the Board of Directors of the Company, and as Director of Welly Surplus.

(11) On January 22, 2019, the Board appointed Bailiang Yang, age 53, as a director and Chairman of the Board. On April 25, 2019, Bailiang Yang resigned from his position as the Chairman of the Board and a director of the Company.

(12) On January 22, 2019, the Board also appointed Jialin Liang, age 51, as a member of the Board.

(13) On January 22, 2019, the Board also appointed Xuemei Jiang, age 44, as a member of the Board.

(14) On April 25, 2019, the Board appointed Cheng Li, age 64, as a director and Chairman of the Board.

Narrative Disclosure to Summary Compensation Table

As of June 30, 2019 and 2018, none of Ionix Technology, Welly Surplus, and Well Best or its subsidiaries, had any compensatory plans or arrangements, including payments to be received from Ionix, Welly Surplus, Well Best or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, Well Best, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, Well Best, or its subsidiaries.

Independent Directors Compensation Table

Name of Independent Director	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Vincent Saviano (1)	2020	60,000	Nil	Nil	Nil	Nil	Nil	Nil	60,000
Hui Zhang (2)	2020	8,895	Nil	Nil	Nil	Nil	Nil	Nil	8,895
Yongsheng Fu (3)	2020	5,337	Nil	Nil	Nil	Nil	Nil	Nil	5,337
Zhenyu Wang (4)	2020	5,337	Nil	Nil	Nil	Nil	Nil	Nil	5,337
Qinghua Shi (5)	2020	5,337	Nil	Nil	Nil	Nil	Nil	Nil	5,337

Notes to Independent Director Compensation Table:

(1) On July 31, 2019, our Board appointed Anthony Vincent Saviano, age 50, as a director of the Board.

(2) On July 31, 2019, our Board appointed Hui Zhang, age 53, as a director of the Board.

(3) On July 31, 2019, our Board appointed Yongsheng Fu, age 64, as a director of the Board.

(4) On July 31, 2019, our Board appointed Zhenyu Wang, age 44, as a director of the Board.

(5) On July 31, 2019, our Board appointed Qinghua Shi, age 43, as a director of the Board.

Outstanding Equity Awards

There are no equity awards outstanding as of the year ended June 30, 2019 for Ionix Technology, Welly Surplus, Well Best or its subsidiaries.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2019 there were no options granted to our named officers or directors.

Option Exercises

During our Fiscal year ended June 30, 2019 there were no options exercised by our named officers.

Compensation of Directors

As of June 30, 2019, there is no cash compensation paid to directors for their service on our board of directors. We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of June 30, 2019, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Yubao Liu (2)	29,109,000	25.546%
Yue Kou (3)	0	0%
Cheng Li (14)	0	0%
Chunde Song (4)	0	0%
Qingchun Yang (5)	0	0%
Biao Shang (6)	1,560,000	1.37%
Yun Yang (7)	0	0%
Baozhu Deng (8)	0	0%
Xuemei Jiang (15)	5,500,000	4.824%
Xin Sui (9)	0	0%
Jialin Liang (10)	9,500,000	8.333%
Shikui Zhang (11)	0	0%
All executive officers and directors as a group (12 people)	45,669,000	40.073%

Beneficial Shareholders of Common Stock greater than 5%
Yang Kan (12)	7,600,000	6.67%
CEDE Ltd. (13)	8,006,100	7.023%

Beneficial Owners of Preferred Stock(1):	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Yubao Liu(2)	5,000,000	100%

(1) Applicable percentage of ownership is based on 114,003,000 shares of common stock outstanding on June 30, 2019 and 5,000,000 shares of Preferred Stock issued and outstanding on June 30, 2019. Percentage totals are calculated separately based on each class of capital stock. Each share of Preferred Stock entitles the holder to vote 100 shares of common stock; the Preferred Stock is not convertible into common stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2019, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Yubao Liu, is the CEO, Secretary, Treasurer, and Director of Ionix Technology. Mr. Liu’s ownership includes 100,000 directly and 29,009,000 indirectly through Shining Glory Investments Limited; additionally Mr. Liu is the beneficial owner of 5,000,000 shares of preferred stock which has the authority to vote a total of 500,000,000 common stock votes. Mr. Liu owns 0 shares issuable upon exercise of stock options. Mr. Liu is the sole officer and director of Shining Glory Investments Limited and has dispositive voting and investment control over the shares held by Shining Glory. Thus, in total, Shining Glory and its sole officer and director collectively owns an aggregate 86.17% of the total outstanding voting securities of the Company.

(3) Yue Kou is the CFO of Ionix Technology. Ms. Kou’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(4) Chunde Song is a former Director of the Company. Mr. Song’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(5)Qingchun Yang is the President and Director of Well Best, a wholly owned subsidiary of Ionix Technology. Mr. Yang’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(6) Biao Shang is the President and Director of Fangguan Photoelectric an indirect wholly owned subsidiary of Ionix Technology. Mr. Shang’s beneficial ownership includes 1,560,000 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

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

(10) Jialin Liang is the Director of the Company. Mr. Liang’s beneficial ownership includes 9,500,000 shares of common stock and 0 shares issuable upon the exercise of stock options.

(11) Shikui Zhang is the President and Director of Dalian Shizhe New Energy Technology Co., Ltd, a limited liability company formed under the laws of the PRC on June 28, 2018. Well Best is the sole shareholder of Shizhe New Energy. As a result, Shizhe New Energy is an indirect, wholly-owned subsidiary of the Company. Mr. Zhang’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(12) Mr. Yang Kan’s beneficial ownership includes 7,600,000 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(13) CEDE Ltd’s beneficial ownership includes 8,006,100 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(14) Cheng Li is the Director of the Company. Mr. Li’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(15) Xuemei Jiang is the Director of the Company. Ms. Jiang’s beneficial ownership includes 5,500,000 shares of common stock and 0 shares issuable upon the exercise of stock options.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which our shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

On July 31, 2019, our Board increased the number of members constituting the Board from four (4) to nine (9) and appointed the following five (5) new members (“New Directors”): Anthony Vincent Saviano, Hui Zhang, Yongsheng Fu, Zhenyu Wang and Qinghua Shi to the Board.

In connection with the appointment of New Directors and based upon information requested from and provided by each New Director concerning his background, employment and affiliations, including family relationship, the Board determined that each New Director would qualify as “independent” as that term is defined by Nasdaq Listing Rule 506(a)(2).

There are no other arrangements or understandings between New Directors and any other person pursuant to which each New Director was as appointed as member of the Board. In addition, there are no family relationships between each New Director and any of the Company’s other officers or directors.

Related Party Transactions

Manufacture – related party

On September 1, 2016, Shenzhen Baileqi Electronic Technology Co., Ltd. (“Baileqi Electronic”) entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”) to manufacture products for Baileqi Electronic. The owner of Shenzhen Baileqi S&T is also a stockholder of the Company who owns approximately 1.3% of the Company’s outstanding common stock as of June 30, 2019. The manufacturing costs incurred with Shenzhen Baileqi S&T was $0 and $268,952 for the years ended June 30, 2019 and 2018, respectively, and the amount of $0 and $268,952 respectively were included in cost of revenue.

Purchase from related party

During the year ended June 30, 2019, the Company purchased $1,993,512 and $911,121 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of June 30, 2019. The amount of $1,993,512 and $911,156 were included in the cost of revenue.

During the year ended June 30, 2018, the Company purchased $1,916,551 and $653,494 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of June 30, 2018. The amount of $1,916,551 and $653,458 were included in the cost of revenue.

During the year ended June 30, 2019, the Company’s subsidiary, Fangguan Photoelectric, purchased $1,505,387 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 (See Note 1 and Note 4). The president of Fangguan Electronics was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amount of $1,135,061 was included in the cost of revenue for the year ended June 30, 2019.

During the year ended June 30, 2018, the Company’s subsidiary, Fangguan Photoelectric, purchased $1,523,770 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 (See Note 1 and Note 4). The amount of $1,485,144 was included in the cost of revenue for the year ended June 30, 2018.

Advances to suppliers - related parties

Lisite Science made advances of $269,498 and $206,194 to Keenest for future purchases as of June 30, 2019 and 2018, respectively.

Accounts payable - related parties

The trade balance payable to Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018 was $248,543 as of June 30, 2018.

Sales to related party

During the years ended June 30, 2019 and 2018, Baileqi Electronic sold materials of $671,606 and $493,439 respectively to Shenzhen Baileqi S&T. The trade-related balance receivable from Shenzhen Baileqi S&T was $340,026 and $119,543 as of June 30, 2019 and 2018, respectively.

During the year ended June 30, 2019, Fangguan Photoelectric sold products of $23,872 to Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company as of December 27, 2018.

Lease from related party

Lisite Science leases office and warehouse space from Keenest. The lease period was from October 1, 2017 to September 30, 2018 with rent free period from October 1, 2017 to March 30, 2018 and an annual rent of approximately $1,500 (RMB10,000). The lease was renewed for an extended period from September 30, 2018 to July 20, 2019 with rent free for the entire period. On July 20, 2019, Lisite Science further extended the lease with Keenest for one more year until July 20, 2020 with annual rent of approximately $1,500 (RMB10,000).

Baileqi Electronic leases office and warehouse space from Shenzhen Baileqi S&T. The lease period is from June 1, 2019 to May 31, 2021 with monthly rent of approximately $2,500 (RMB17,525).

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

		June 30, 2019	June 30, 2018

Ben Wong	(1)	$143,792	$143,792
Yubao Liu	(2)	498,769	70,458
Xin Sui	(3)	2,016	1,992
Baozhen Deng	(4)	3,900	(3,685)
Baozhu Deng	(5)	5,303	-
Jialin Liang	(6)(11)	928,314	-
Xuemei Jiang	(7)(10)	520,750	-
Liang Zhang	(8)	625	-
Zijian Yang	(9)	1,869	-
		$2,105,338	$212,557

(1) Ben Wong was the controlling shareholder of Shinning Glory until April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(2) Yubao Liu is the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(3) Xin Sui is a member of the board of directors of Welly Surplus.

(4) Baozhen Deng is a stockholder of the Company, who owns approximately 1.3% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5) Baozhu Deng is a relative of Baozhen Deng, a stockholder of the Company.

(6) Jialin Liang is the president, CEO, and director of Fangguan Electronics.

(7) Xuemei Jiang is the vice president and director of Fangguan Electronics.

(8) Liang Zhang is the legal representative of Shizhe New Energy until May 2019.

(9) Zijian Yang is the Supervisor of Shizhe New Energy.

(10) The liability was assumed from the acquisition of Fangguan Electronics.

(11) The Company assumed liability of approximately $5.8 million (RMB39,581,883) from Jialin Liang during the acquisition of Fangguan Electronics. During the year ended June 30, 2019, approximately $4.4 million (RMB30,000,000) liability assumed was forgiven and converted to capital.

During the year ended June 30, 2019, Yubao Liu advanced $428,311 to Well Best. Baileqi Electronic borrowed $5,303 from Baozhu Deng. In addition, Baozhen Deng refunded $7,585 to Baileqi Electronic. Liang Zhang and Zijian Yang advanced $625 and $1,869 to Shizhe New Energy, respectively. Fangguan Electronics refunded approximately $0.47 million (RMB3.2 million) to Jialin Liang.

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

On October 18, 2018, the Company appointed Prager Metis CPAs, LLC as the Company’s registered independent public accounting firm. Our principal independent accountant during the year ended June 30, 2018 was Paritz & Company, P.A. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended June 30, 2019	For Fiscal Year Ended June 30, 2018
Audit Fees	$182,500	$59,500
Audit-related fees	$-	$-
Tax Fees	$-	$-
All other Fees	$-	$-
Total	$182,500	$59,500

Audit Fees

During the fiscal year ended June 30, 2019, we incurred approximately $182,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2019.

During the fiscal year ended June 30, 2018, we incurred approximately $59,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2018.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2019 and 2018 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2019 and 2018 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $NIL and $NIL, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2019 and 2018 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K.
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K.
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K.
4.06	Description of Registered Securities	Filed herewith.
14	Code of Ethics	Filed herewith.
16.1	Paritz & Company, P.A. ("Paritz"), an independent registered public accounting firm’s letter addressed to the SEC stating whether or not Paritz agrees with the statements in the current report 8-K.	Filed with the SEC on October 19, 2018 as part of our Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: September 30, 2019	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief (Principal) Executive Officer

Date: September 30, 2019	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Accounting Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: September 30, 2019	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief Executive Officer, Secretary, Treasurer and Director

Date September 30, 2019	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer

Date: September 30, 2019	By:	/s/ Cheng Li
Name: Cheng Li Title: Director

Date: September 30, 2019	By:	/s/ Jialin Liang
Name: Jialin Liang Title: Director

Date: September 30, 2019	By:	/s/ Xuemei Jiang
Name: Xuemei Jiang Title: Director

Date: September 30, 2019	By:	/s/ Anthony Saviano
Name: Anthony Saviano Title: Independent Director

Date: September 30, 2019	By:	/s/ Hui Zhang
Name: Hui Zhang Title: Independent Director

Date: September 30, 2019	By:	/s/ Yongsheng Fu
Name: Yongsheng Fu Title: Director

Date: September 30, 2019	By:	/s/ Zhenyu Wang
Name: Zhenyu Wang Title: Independent Director

Date: September 30, 2019	By:	/s/ Qinghua Shi
Name: Qinghua Shi Title: Independent Director

