Form 10-Q
period 2019-09-30
IONIX TECHNOLOGY, INC.
filed 2019-11-14
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 000-54485

IONIX TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 608, Block B, Times Square, No.50 People Road, Zhongshan District, Dalian City, Liaoning Province, China 116001

(Address of principal executive offices) (Zip Code)

+86-411-88079120

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2019, there were 114,003,000 shares of common stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.

FORM 10-Q

September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,900,785	$509,615
Notes receivable	8,180	120,182
Accounts receivable - non-related parties	4,429,747	3,639,030
- related parties	102,680	340,026
Inventory	2,921,462	3,379,146
Advances to suppliers - non-related parties	358,612	129,423
- related parties	246,249	269,498
Prepaid expenses and other current assets	226,847	269,495
Total Current Assets	10,194,562	8,656,415

Property, plant and equipment, net	7,139,961	7,508,637
Intangible assets, net	1,432,017	1,496,399
Deferred tax assets	15,445	54,361
Total Assets	$18,781,985	$17,715,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$2,518,081	$2,618,296
Accounts payable	3,297,564	2,732,327
Advance from customers	328,514	114,158
Convertible notes payable, net of debt discount and loan cost	69,503	-
Derivative liability	154,239	-
Due to related parties	2,035,995	2,105,338
Accrued expenses and other current liabilities	286,202	368,319
Total Current Liabilities	8,690,098	7,938,438

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 114,003,000 shares issued and outstanding	11,400	11,400
Additional paid in capital	8,849,509	8,829,487
Retained earnings	1,251,142	539,866
Accumulated other comprehensive loss	(462,625)	(45,840)
Total Stockholders' Equity attributable to the Company	9,649,926	9,335,413
Noncontrolling interest	441,961	441,961
Total Stockholders’ Equity	10,091,887	9,777,374
Total Liabilities and Stockholders’ Equity	$18,781,985	$17,715,812

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	September 30,
	2019	2018

Revenues	$7,500,330	$2,568,888

Cost of Revenues	6,073,104	2,279,723

Gross profit	1,427,226	289,165

Operating expenses
Selling, general and administrative expense	381,428	61,586
Research and development expense	222,823	-
Total operating expenses	604,251	61,586

Income from operations	822,975	227,579

Other income (expense):
Interest expense, net of interest income	(56,863)	-
Subsidy income	42,787	-
Change in fair value of derivative liability	15,889	-
Total other income	1,813	-

Income before income tax provision	824,788	227,579
Income tax provision	113,512	50,426
Net income	711,276	177,153

Other comprehensive income (loss)
Foreign currency translation adjustment	(416,785)	(7,922)
Comprehensive income	$294,491	$169,231

Income Per Share - Basic and Diluted	$0.01	$0.00
Weighted average number of common shares outstanding - Basic and Diluted	114,003,000	99,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2019	5,000,000	$500	114,003,000	$11,400	$8,829,487	$539,866	$(45,840)	$441,961	$9,777,374

Stock warrants	-	-	-	-	20,022	-	-	-	20,022

Net income	-	-	-	-	-	711,276	-	-	711,276

Foreign currency translation adjustment	-	-	-	-	-	-	(416,785)	-	(416,785)

Balance at September 30, 2019	5,000,000	$500	114,003,000	$11,400	$8,849,509	$1,251,142	$(462,625)	$441,961	$10,091,887

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2018	5,000,000	$500	99,003,000	$9,900	$237,246	$142,819	$7,950	$-	$398,415

Net income	-	-	-	-	-	177,153	-	-	177,153

Foreign currency translation adjustment	-	-	-	-	-	-	(7,922)	-	(7,922)

Balance at September 30, 2018	5,000,000	$500	99,003,000	$9,900	$237,246	$319,972	$28	$-	$567,646

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$711,276	$177,153
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,314	-
Deferred taxes	37,553	(4,555)
Change in fair value of derivative liability	(15,889)	-
Amortization of debt discount	21,313	-
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	(948,146)	165,960
Accounts receivable - related parties	228,709	118,902
Inventory	334,753	(284,534)
Advances to suppliers - non-related parties	(238,711)	878
Advances to suppliers - related parties	13,186	(64,737)
Prepaid expenses and other current assets	33,140	(9,530)
Accounts payable - non-related parties	682,885	(151,889)
Accounts payable - related parties	-	154,452
Advance from customers	222,994	(24,927)
Accrued expenses and other current liabilities	(73,748)	(19,564)
Net cash provided by operating activities	1,217,629	57,609

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(118,198)	-
Net cash used in investing activities	(118,198)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	109,498	-
Proceeds from issuance of convertible notes payable	238,340	-
Proceeds from (repayment of) loans from related parties	(13,383)	137,292
Net cash provided by financing activities	334,455	137,292

Effect of exchange rate changes on cash	(42,716)	(1,780)

Net increase in cash and cash equivalents	1,391,170	193,121

Cash and cash equivalents, beginning of period	509,615	111,462

Cash and cash equivalents, end of period	$1,900,785	$304,583

Supplemental disclosure of cash flow information:
Cash paid for income tax	$35,312	$70,558
Cash paid for interests	$34,247	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2019 and the results of operations and cash flows for the periods ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2020 or for any subsequent periods. The balance sheet at June 30, 2019 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2019 as included in our Annual Report on Form 10-K as filed with the SEC on September 30, 2019.

Basis of consolidation

The consolidated financial statements include the accounts of Ionix, its wholly owned subsidiaries and an entity which the Company controls 95.14% and receives 100% of net income or net loss through VIE agreements. All significant inter-company balances and transactions have been eliminated upon consolidation.

Certain amounts have been reclassified to conform to current year presentation.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable and advance to suppliers, the valuation of inventory, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

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

The following table disaggregates our revenue by major source for the three months ended September 30, 2019 and 2018, respectively:

	For the three months ended September 30,
	2019	2018

Sales of goods - Non-related parties	$6,793,669	$2,475,050
Sales of goods - Related parties	313,957	93,838
Service contracts	392,704	-
Total	$7,500,330	$2,568,888

All of the operating entities of the Company are domiciled in the PRC. Accordingly, all of the Company’s revenues are derived in the PRC during the three months ended September 30, 2019 and 2018. As of September 30, 2019 and June 30, 2019, all of the non-current assets were located in the PRC.

Lease

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on their balance sheet and disclose key information about the leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The new standard is effective for us on July 1, 2019, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on July 1, 2019 and used the effective date as our date of initial application. Consequently, financial information is not provided for the dates and periods before July 1, 2019. The new standard provides a number of optional expedients in transition. The Company elected the package of practical expedients which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The new standard has no material effect on our consolidated financial statements as the Company does not have a lease with a term longer than 12 months.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2019	June 30, 2019

Balance sheet items, except for equity accounts	7.1483	6.8747

	Three months ended September 30,
	2019	2018

Items in statements of comprehensive income (loss) and cash flows	7.0115	6.6523

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, inventory, prepayments and other receivables, accounts payable, income tax payable, derivative liabilities, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

The Company has the derivative liabilities measured at fair value on a recurring basis.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

NOTE 3 – VARIABLE INTEREST ENTITY

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

The transaction was accounted for as a business combination using the acquisition method of accounting. The assets, liabilities and the operations of Fangguan Electronics subsequent to the acquisition date were included in the Company’s consolidated financial statements.

Following unaudited pro forma combined statement of operations are based upon the historical financial statements of Ionix and Fangguan Electronics for the three month ended September 30, 2018 and are presented as if the acquisition had occurred at the beginning of the period.

	For the Three Months ended September 30, 2018
	Fangguan Electronics	Ionix Technology	Pro Forma Adjustments	Pro Forma Combined

Revenues	$2,677,512	$2,568,888	$(942,260)	$4,304,140
Cost of revenues	2,283,545	2,279,723	(763,406)	3,799,862
Gross profit	393,967	289,165	(178,854)	504,278
Operating expenses	421,341	61,586	-	482,927
Income (loss) from operations	(27,374)	227,579	(178,854)	21,351
Other income	40,134	-	-	40,134
Income tax provision	1,914	50,426	-	52,340
Net income	$10,846	$177,153	$(178,854)	$9,145

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

	Balance as of September 30, 2019	Balance as of June 30, 2019

Current assets	$8,240,729	$6,971,434
Non-current assets	8,580,735	9,057,609
Total assets	$16,821,464	$16,029,043

Current liability	$7,591,238	$6,885,058
Non-current liability	-	-
Total liabilities	$7,591,238	$6,885,058

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	September 30, 2019	June 30, 2019
Raw materials	$662,087	$471,189
Work-in-process	800,072	1,719,426
Finished goods	1,459,303	1,188,531
Total Inventories	$2,921,462	$3,379,146

The Company recorded no inventory markdown for the three months ended September 30, 2019 and 2018.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	September 30, 2019	June 30, 2019

Buildings	$4,557,396	$4,661,535
Machinery and equipment	2,956,645	3,036,339
Office equipment	62,889	60,052
Automobiles	97,896	101,793
Subtotal	7,674,826	7,859,719
Less: Accumulated depreciation	(534,865)	(351,082)
Property, plant and equipment, net	$7,139,961	$7,508,637

Depreciation expense related to property, plant and equipment was $201,068 for the three months ended September 30, 2019.

As of September 30, 2019, buildings were pledged as collateral for bank loans (See Note 7).

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2019	June 30, 2019

Land use right	$1,428,573	$1,485,428
Computer software	24,798	25,785
Subtotal	1,453,371	1,511,213
Less: Accumulated amortization	(21,354)	(14,814)
Intangible assets, net	$1,432,017	$1,496,399

Amortization expense related to intangible assets was $7,246 for the three months ended September 30, 2019.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of September 30, 2019, land use right was pledged as collateral for bank loans (See Note 7).

NOTE 7 – SHORT-TERM BANK LOAN

On November 12, 2018, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.52 million (RMB 18 million) for a year with annual interest rate of 5.27%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. The Company is in the process of renewing the loan with bank.

NOTE 8 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the three months ended September 30, 2019, the Company purchased $583,764 and $37,495 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of September 30, 2019. The amount of $583,764 and $37,495 were included in the cost of revenue.

During the three months ended September 30, 2018, the Company purchased $676,379 and $450,505 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 2% and 1.5% respectively of the Company’s outstanding common stock as of September 30, 2018. The amount of $676,379 and $340,026 were included in the cost of revenue.

During the three months ended September 30, 2018, the Company’s subsidiary, Fangguan Photoelectric, purchased $792,282 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company on December 27, 2018 (See Note 3). The president of Fangguan Electronics was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amount of $763,406 was included in the cost of revenue for the three months ended September 30, 2018.

Advances to suppliers - related parties

Lisite Science made advances of $246,249 and $269,498 to Keenest for future purchases as of September 30, 2019 and June 30, 2019, respectively.

Sales to related party and accounts receivable from related party

During the three months ended September 30, 2019 and 2018, Baileqi Electronic sold materials of $313,957 and $93,838 respectively to Shenzhen Baileqi S&T. The trade-related balance receivable from Shenzhen Baileqi S&T was $102,680 and $340,026 as of September 30, 2019 and June 30, 2019, respectively.

Lease from related party

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020.

Baileqi Electronic leases office and warehouse space from Shenzhen Baileqi S&T, a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2020.

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

		September 30, 2019	June 30, 2019

Ben Wong	(1)	$143,792	$143,792
Yubao Liu	(2)	482,791	498,769
Xin Sui	(3)	2,016	2,016
Baozhen Deng	(4)	3,750	3,900
Baozhu Deng	(5)	-	5,303
Jialin Liang	(6)	892,783	928,314
Xuemei Jiang	(7)	500,818	520,750
Liang Zhang	(8)	-	625
Zijian Yang	(9)	-	1,869
Shikui Zhang	(10)	10,045	-
		$2,035,995	$2,105,338

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

(8) Liang Zhang is the legal representative of Shizhe New Energy until May 2019.

(9) Zijian Yang is the supervisor of Shizhe New Energy.

(10) Shikui Zhang serves as the legal representative and general manager of Shizhe New Energy since May 2019.

During the three months ended September 30, 2019, Yubao Liu was refunded of $15,978 by Well Best and Welly Surplus. Baileqi Electronic refunded $5,303 to Baozhu Deng. Shizhe New Energy refunded $625 and $1,869 to Liang Zhang and Zijian Yang respectively. Shikui Zhang advanced $10,045 to Shizhe New Energy.

During the three months ended September 30, 2018, Yubao Liu advanced $126,381 to Well Best. Baileqi Electronic borrowed $2,990 from Baozhu Deng. In addition, Baozhen Deng refunded $7,903 to Baileqi Electronic.

NOTE 9 – CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues (goods sold and services) for the three months ended September 30, 2019 and 2018 respectively and its outstanding balance of accounts receivable as of September 30, 2019 and 2018 respectively are presented as follows:

	For the Three Months ended September 30, 2019		As of September 30, 2019
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$1,072,827	14%	$-	-%
Customer B	860,874	11%	866,724	19%
Customer C	993,547	13%	1,043,352	23%
Total	$2,927,248	38%	$1,910,076	42%

	For the Three Months ended September 30, 2018		As of September 30, 2018
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$738,893	29%	$-	-%
Customer B	1,028,423	40%	272,761	59%
Total	$1,767,316	69%	$272,761	59%

Primarily all customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) for the three months ended September 30, 2019 and 2018 respectively and its outstanding balance of accounts payable as of September 30, 2019 and 2018 respectively are presented as follows:

	For the Three Months ended September 30, 2019		As of September 30, 2019
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A - related party	$583,764	19%	$-	-%
Supplier B	497,229	16%	117,461	4%
Total	$1,080,993	35%	$117,461	4%

	For the Three Months ended September 30, 2018		As of September 30, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of accounts payable

Supplier A - related party	$676,379	26%	$-	-%
Supplier B - related party	450,505	18%	31,743	6%
Supplier C - related party	792,282	31%	367,779	72%
Supplier D	536,708	21%	-	-%
Total	$2,455,874	96%	$399,522	78%

All suppliers of the Company are located in the PRC.

NOTE 10 - INCOME TAXES

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

The Company has shown losses since inception.  As a result, it has incurred no income tax. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2011 and after were still open to audit as of September 30, 2019.

The Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ended June 30, 2013. The Company disputed this claim and is working to reverse the penalty. The Company believes that the payment of this penalty is remote and did not accrue this liability as of September 30, 2019.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the three months ended September 30, 2019 and 2018, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company’s subsidiaries in China are subject to a unified income tax rate of 25%. Fangguan Electronics was certified as high-tech enterprises for three years from November 2016 to November 2019 and is taxed at a unified income tax rate of 15%.

The reconciliation of income tax expense at the U.S. statutory rate of 21% in 2019 and 2018, to the Company's effective tax rate is as follows:

	For the Three Months ended September 30,
	2019	2018

Tax at U.S. statutory rate	$173,205	$47,792
Tax rate difference between foreign operations and U.S.	(77,502)	(1,408)
Change in valuation allowance	17,133	2,424
Permanent difference	676	1,618
Effective tax	$113,512	$50,426

The provisions for income taxes are summarized as follows:

	For the Three Months ended September 30,
	2019	2018
Current	$75,959	$54,981
Deferred	37,553	(4,555)
Total	$113,512	$50,426

As of September 30, 2019, the Company has approximately $962,000 net operating loss carryforwards available in the U.S., Hong Kong and China to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

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

NOTE 11 - CONVERTIBLE DEBT

On July 25, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd to issue and sell, upon the terms and conditions set forth in this Agreement a convertible note of the Company, in the aggregate principal amount of $103,000 and received $94,840 in cash on August 1, 2019 after deducting legal fees and other costs. The convertible note bears interest rate at 6% per annum and due on July 25, 2020. The convertible note can be converted into shares of the Company’s common stock at 65% of the average of the two lowest trading prices during the fifteen trading day prior to the conversion date.

Upon its issuing, the Company determined the conversion feature of this convertible note represented an embedded derivative since the note was convertible into a variable number of shares upon conversion. Accordingly, this convertible note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

The Company valued the initial derivative liability for the convertible note issued on July 25, 2019 at $67,343. The Company used the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 2.08% and 1.68% (10 years US treasury yield) and volatilities of 55.87% and 55.87% on July 25, 2019 and September 30, 2019 respectively.

For the three months ended September 30, 2019, the Company recorded the amortization of debt discount of $13,822 for the convertible note issued on July 25, 2019.

On September 11, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC to issue and sell, upon the terms and conditions set forth in this Agreement a convertible note of the Company, in the aggregate principal amount of $165,000 and received $143,500 on September 18, 2019 after deducting an original issue discount in the amount of $15,000 (the “OID”), legal fees and other costs. The convertible note bears interest rate at 5% per annum and payable in one year. Conversion price shall be equal to the lower of (i) $2.00 or (ii) 75% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the date of the respective conversion.

Upon its issuing, the Company determined the conversion feature of the convertible note represented an embedded derivative since the note was convertible into a variable number of shares upon conversion. Accordingly, the convertible note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

The Company valued the initial derivative liability for the convertible note issued on September 11, 2019 at $102,785. The Company used the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 1.75% and 1.68% (10 years US treasury yield) and volatility of 59.15% and 55.87% on September 11, 2019 and September 30, 2019 respectively.

For the three months ended September 30, 2019, the Company recorded the amortization of debt discount of $7,491 for the convertible note issued on September 11, 2019.

Warrant

In connection with the issuance of the $165,000 convertible promissory note, FirstFire Global Opportunities Fund, LLC is entitled, upon the terms and subject to the limitations on exercise and the conditions set forth in the agreement, at any time on or after the date of issuance hereof to purchase from the Company up to 68,750 shares of common stock (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant). Exercise price shall be $2.40 and the warrants can be exercised within 5 years before September 11, 2024.

The Company used the Black-Scholes valuation model to calculate and determined that the fair value of the warrants was $22,787 using following assumptions: risk-free interest rate of 1.75% (10 years US treasury yield) and volatility of 59.15% on September 11, 2019.

Since the warrants can be exercised at $2.4 and are not liabilities, the convertible notes of $165,000 were allocated based on the fair values of the convertible notes and warrants. Accordingly, $20,022 was allocated to warrants and recorded in additional paid in capital account.

As of September 30, 2019, there were 68,750 warrants outstanding, of which none is fully or partially vested.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

During the three months ended September 30, 2019 and 2018, total revenues was $7,500,330 and $2,568,888, respectively. The total revenues increased by 192 % from the three months ended September 30, 2018 to three months ended September 30, 2019.

The increase in revenues for the three months ended September 30, 2019 compared to 2018 can be attributed to our expanded operations in the fields of LCM in the PRC by the acquisition of Fangguan Electronics on December 27, 2018.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the three months ended September 30, 2019 and 2018, the total cost of revenue was $6,073,104 and $2,279,723, respectively. The total cost of revenues increased by 166% from the three months ended September 30, 2018 to three months ended September 30, 2019.

The increase in cost of revenue for the three months ended September 30, 2019 compared to 2018 was attributed to additional revenue from operations in the fields of LCM in the PRC by the acquisition of Fangguan Electronics on December 27, 2018.

Gross Profit

During the three months ended September 30, 2019 and 2018, the gross profit was $1,427,226 and $289,165 respectively.

The gross profit increased by 394% from the three months ended September 30, 2018 to three months ended September 30, 2019.

Our gross profit margin maintained at 19.0% during the three months ended September 30, 2019 as compared to 11.3% for the three months ended September 30, 2018.

The difference can be attributed to the fact that the LCM manufactured and sold by Fangguan Electronics (which became a variable interest entity of the Company on December 27, 2018) hold the higher gross margin (around 17%).

Selling, General and Administrative Expenses

Our selling, general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended September 30, 2019 and 2018, selling, general and administrative expenses were $381,428 and $61,586, respectively.

The difference can be attributed to the depreciation and amortization expenses, payroll expenses, professional fees and other expenses incurred during the three months ended September 30, 2019 after Fangguan Electronics became a variable interest entity of the Company on December 27, 2018.

Research and Development Expenses

Our research and development expenses mainly comprised of payroll expenses of research staff, and other miscellaneous expenses.

During the three months ended September 30, 2019 and 2018, research and development expenses were $222,823 and $-, respectively.

The difference can be attributed to the research and development expenses incurred during the three months ended September 30, 2019 after Fangguan Electronics became a variable interest entity of the Company on December 27, 2018.

Net Income

During the three months ended September 30, 2019 and 2018, our net income was $711,276 compared with $177,153 respectively.

The difference can be attributed to increase in gross profits netting off by the increase of expenses during the three months ended September 30, 2019.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the three months ended September 30, 2019 and 2018, net cash provided by operating activities was $1,217,629 and $ 57,609, respectively. The change was mainly due to the increase in the net income, increased net cash flows from operating assets and liabilities of $370,051 and an increase resulting from adjustments to net income for non-cash items, which increased $255,846 in 2019 compared to 2018.

Cash Flow from Investing Activities

During the three months ended September 30, 2019 and 2018, net cash used in investing activities was $118,198 and $0 respectively. The change was mainly due to the cash used in the acquisition of the equipment.

Cash Flow from Financing Activities

During the three months ended September 30, 2019, the Company was provided by $334,455 in cash by financing activities, which was due to the repayment of loans from related parties and increase in notes receivable and convertible notes payables inflows. During the three months ended September 30, 2018, the Company was provided by $137,292 in cash for financing activities, all of which was attributable to the advances of the related party loans.

As of September 30, 2019, we have a working capital of $1,504,464.

Our total current liabilities as of September 30, 2019 was $8,690,098 and consists of $2,518,081 for a short-term bank loan, $3,297,564 in accounts payable, the amount due to related parties of $2,035,995, advance from customers of $328,514, the convertible notes payable, net of debt discount and loan cost of $69,503, the derivative liability of $154,239 and accrued expenses and other current liabilities of $286,202. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

Critical Accounting Policies

Our critical accounting policies are disclosed Note 2 to the consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2019, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on October 13, 2017 as part of our Annual Report on Form 10-K
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K

10.03	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.04	Share Purchase Agreement dated December 27, 2018 by and between Ionix Technology, Inc., Changchun Fangguan Electronics Technology Co., Ltd. and the shareholders of Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.05	Business Operation Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.06	Exclusive Technical Support Service Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd. and Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.07	Equity Interest Purchase Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.08	Equity Interest Pledge Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Jialin Liang and Xuemei Jiang	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed with the SEC on September 30, 2019 as part of our Annual Report on Form 10-K

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: November 14, 2019	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: November 14, 2019	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Chief Executive Officer, Secretary, Treasurer and Director

Date: November 14, 2019	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer

Date: November 14, 2019	By:	/s/ Cheng Li
Name: Cheng Li Title: Director

Date: November 14, 2019	By:	/s/ Jialin Liang
Name: Jialin Liang Title: Director

Date: November 14, 2019	By:	/s/ Xuemei Jiang
Name: Xuemei Jiang Title: Director

Date: November 14, 2019	By:	/s/ Anthony Saviano
Name: Anthony Saviano Title: Independent Director

Date: November 14, 2019	By:	/s/ Hui Zhang
Name: Hui Zhang Title: Independent Director

Date: November 14, 2019	By:	/s/ Yongsheng Fu
Name: Yongsheng Fu Title: Director

Date: November 14, 2019	By:	/s/ Zhenyu Wang
Name: Zhenyu Wang Title: Independent Director

Date: November 14, 2019	By:	/s/ Qinghua Shi
Name: Qinghua Shi Title: Independent Director

