Form 10-Q
period 2019-12-31
IONIX TECHNOLOGY, INC.
filed 2020-02-14
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 000-54485

IONIX TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 608, Block B, Times Square, No. 50 People Road, Zhongshan District, Dalian City, Liaoning Province, China 116001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 14, 2020, there were 114,165,775 shares of common stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.

FORM 10-Q

December 31, 2019

INDEX

		Page
Part I – Financial Information		F-1

Item 1.	Financial Statements (Unaudited)	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29

Part II – Other Information		19

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

Signatures		32

Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,577,702	$509,615
Notes receivable	23,546	120,182
Accounts receivable - non-related parties	5,180,639	3,639,030
- related parties	346,495	340,026
Inventory	3,009,183	3,379,146
Advances to suppliers - non-related parties	90,728	129,423
- related parties	146,157	269,498
Prepaid expenses and other current assets	424,010	269,495
Total Current Assets	10,798,460	8,656,415

Property, plant and equipment, net	7,207,067	7,508,637
Right-of-use assets – operating leases	22,676	-
Intangible assets, net	1,460,062	1,496,399
Deferred tax assets	24,901	54,361
Total Assets	$19,513,166	$17,715,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$2,580,201	$2,618,296
Accounts payable	3,416,761	2,732,327
Advance from customers	104,435	114,158
Convertible notes payable, net of debt discount and loan cost	184,165	-
Derivative liability	346,274	-
Due to related parties	2,086,788	2,105,338
Operating lease liabilities – current portion	3,254	-
Accrued expenses and other current liabilities	206,871	368,319
Total Current Liabilities	8,928,749	7,938,438

Operating lease liabilities	16,556	-
Total Liabilities	8,945,305	7,938,438

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 114,003,000 shares issued and outstanding	11,400	11,400
Additional paid in capital	8,934,122	8,829,487
Retained earnings	1,386,800	539,866
Accumulated other comprehensive loss	(206,922)	(45,840)
Total Stockholders' Equity attributable to the Company	10,125,900	9,335,413
Noncontrolling interest	441,961	441,961
Total Stockholders’ Equity	10,567,861	9,777,374
Total Liabilities and Stockholders’ Equity	$19,513,166	$17,715,812

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenues (See Note 2 and Note 9 for related party amounts)	$7,332,968	$2,377,747	$14,833,298	$4,946,635

Cost of Revenues (See Note 9 for related party amounts)	6,270,572	2,066,912	12,343,676	4,346,635

Gross profit	1,062,396	310,835	2,489,622	600,000

Operating expenses
Selling, general and administrative expense	497,197	232,179	878,625	293,765
Research and development expense	284,028	-	506,851	-
Total operating expenses	781,225	232,179	1,385,476	293,765

Income from operations	281,171	78,656	1,104,146	306,235

Other income (expense):
Interest expense, net of interest income	(200,370)	-	(257,233)	-
Subsidy income	7,231	-	50,018	-
Change in fair value of derivative liability	115,563	-	131,452	-
Total other expense	(77,576)	-	(75,763)	-

Income before income tax provision	203,595	78,656	1,028,383	306,235
Income tax provision	67,937	71,802	181,449	122,228
Net income	135,658	6,854	846,934	184,007

Other comprehensive income (loss)
Foreign currency translation adjustment	255,703	(20,039)	(161,082)	(27,961)
Comprehensive income (loss)	$391,361	$(13,185)	$685,852	$156,046

Earnings Per Share - Basic and Diluted	$0.00	$0.00	$0.01	$0.00
Weighted average number of common shares outstanding - Basic and Diluted	114,003,000	99,655,174	114,003,000	99,329,087

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2019	5,000,000	$500	114,003,000	$11,400	$8,829,487	$539,866	$(45,840)	$441,961	$9,777,374

Stock warrants	-	-	-	-	20,022	-	-	-	20,022

Net income	-	-	-	-	-	711,276	-	-	711,276

Foreign currency translation adjustment	-	-	-	-	-	-	(416,785)	-	(416,785)

Balance at September 30, 2019	5,000,000	500	114,003,000	11,400	8,849,509	1,251,142	(462,625)	441,961	10,091,887

Stock warrants	-	-	-	-	84,613	-	-	-	84,613

Net income	-	-	-	-	-	135,658	-	-	135,658

Foreign currency translation adjustment	-	-	-	-	-	-	255,703	-	255,703

Balance at December 31, 2019	5,000,000	$500	114,003,000	$11,400	$8,934,122	$1,386,800	$(206,922)	$441,961	$10,567,861

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2018	5,000,000	$500	99,003,000	$9,900	$237,246	$142,819	$7,950	$-	$398,415

Net income	-	-	-	-	-	177,153	-	-	177,153

Foreign currency translation adjustment	-	-	-	-	-	-	(7,922)	-	(7,922)

Balance at September 30, 2018	5,000,000	500	99,003,000	9,900	$237,246	319,972	28	-	567,646

Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	-	-	15,000,000	1,500	8,650,396	-	-	441,961	9,093,857

Net income	-	-	-	-	-	6,854	-	-	6,854

Foreign currency translation adjustment	-	-	-	-	-	-	(20,039)	-	(20,039)

Balance at December 31, 2018	5,000,000	$500	114,003,000	$11,400	$8,887,642	$326,826	$(20,011)	$441,961	$9,648,318

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$846,934	$184,007
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	399,080	-
Deferred taxes	28,879	(14,884)
Change in fair value of derivative liability	(131,452)	-
Non-cash interest	181,336	-
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	(1,606,240)	144,264
Accounts receivable - related parties	(11,500)	(45,987)
Inventory	323,148	(294,434)
Advances to suppliers - non-related parties	37,082	355
Advances to suppliers - related parties	120,295	201,357
Prepaid expenses and other current assets	(161,718)	3,925
Accounts payable - non-related parties	729,495	(257,973)
Accounts payable - related parties	-	(138,955)
Advance from customers	(8,120)	(17,820)
Accrued expenses and other current liabilities	(158,651)	27,524
Net cash provided by (used in) operating activities	588,568	(208,621)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(190,675)	(2,163)
Cash received from acquisition	-	687,591
Net cash provided by (used in) investing activities	(190,675)	685,428

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	95,582	(29,518)
Proceeds from issuance of convertible notes payable	585,190	-
Proceeds from loans from related parties	2,789	269,974
Net cash provided by financing activities	683,561	240,456

Effect of exchange rate changes on cash	(13,367)	(3,851)

Net increase in cash and cash equivalents	1,068,087	713,412

Cash and cash equivalents, beginning of period	509,615	111,462

Cash and cash equivalents, end of period	$1,577,702	$824,874

Supplemental disclosure of cash flow information
Cash paid for income tax	$102,167	$141,749
Cash paid for interests	$68,967	$-

Non-cash investing and financing activities
Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	$-	$8,651,896

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Ionix Technology, Inc. (the “Company” or “Ionix”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries and an entity controlled through VIE agreements in China, the Company sells the high-end intelligent electronic equipment, which includes the portable power banks for electronic devices, LCM and LCD screens, and provides IT and solution-oriented services in China.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2019 and the results of operations and cash flows for the periods ended December 31, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2020 or for any subsequent periods. The balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2019 as included in our Annual Report on Form 10-K as filed with the SEC on September 30, 2019.

Basis of consolidation

The consolidated financial statements include the accounts of Ionix, its wholly owned subsidiaries and an entity which the Company controls 95.14% and receives 100% of net income or net loss through VIE agreements. All significant inter-company balances and transactions have been eliminated upon consolidation.

Certain amounts have been reclassified to conform with current year presentation.

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

The following table disaggregates our revenue by major source for the three and six months ended December 31, 2019 and 2018, respectively:

	For the Six Months Ended December 31,
	2019	2018

Sales of LCM and LCD screens - Non-related parties	$12,030,911	$2,873,152
Sales of LCM and LCD screens - Related parties	644,392	115,897
Sales of portable power banks	1,538,094	1,831,387
Service contracts	619,901	126,199
Total	$14,833,298	$4,946,635

	For the Three Months Ended December 31,
	2019	2018

Sales of LCM and LCD screens - Non-related parties	$5,864,945	$1,136,995
Sales of LCM and LCD screens - Related parties	330,435	22,059
Sales of portable power banks	910,391	1,092,494
Service contracts	227,197	126,199
Total	$7,332,968	$2,377,747

All the operating entities of the Company are domiciled in the PRC. Accordingly, all the Company’s revenues are derived in the PRC during the three and six months ended December 31, 2019 and 2018. As of December 31, 2019 and June 30, 2019, all of the non-current assets were located in the PRC.

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on balance sheet and disclose key information about the leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The new standard is effective for us on July 1, 2019, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on July 1, 2019 and use the effective date as our date of initial application. Consequently, financial information is not provided for the dates and periods before July 1, 2019. The new standard provides a number of optional expedients in transition. The Company elected the package of practical expedients which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The new standard has a material effect on our financial statements. The most significant effects are related to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases. The Company has entered into an office lease arrangement in China with a lease term longer than 12 months under which we are the lessee. (See Note 5)

Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of convertible debt. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share or increase a net income per share.

During the three and six months ended December 31, 2019, the Company had outstanding convertible notes and warrants which represent 720,382 shares of commons stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

Foreign currencies translation

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2019	June 30, 2019

Balance sheet items, except for equity accounts	6.9762	6.8747

	Six months ended December 31,
	2019	2018

Items in statements of comprehensive income (loss) and cash flows	6.9255	6.7756

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

The Company has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement (See Note 12).

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

NOTE 3 – VARIABLE INTEREST ENTITY

On December 27, 2018, the Company entered into VIE agreements with two shareholders of Changchun Fangguan Electronics Technology Co., Ltd. (PRC) (“Fangguan Electronics”) to control 95.14% of the ownership rights and receive 100% of the net profit or net losses derived from the business operations of Fangguan Electronics. In exchange for VIE agreements and additional capital contribution, the Company issued 15 million shares of common stock to two shareholders of Fangguan Electronics.

The transaction was accounted for as a business combination using the acquisition method of accounting. The assets, liabilities and the operations of Fangguan Electronics subsequent to the acquisition date were included in the Company’s consolidated financial statements.

Following unaudited pro forma combined statement of operations are based upon the historical financial statements of the Company and Fangguan Electronics for the three and six months ended December 31, 2018 and are presented as if the acquisition had occurred at the beginning of the period.

	For the Six Months Ended December 31, 2018
	Fangguan Electronics	Ionix Technology	Pro Forma Adjustments	Pro Forma Combined

Revenues	$7,595,179	$4,946,635	$(1,579,654)	$10,962,160
Cost of revenues	6,493,654	4,346,635	(1,153,818)	9,686,471
Gross profit	1,101,525	600,000	(425,836)	1,275,689
Operating expenses	910,754	293,765	-	1,204,519
Income (loss) from operations	190,771	306,235	(425,836)	71,170
Other income	5,070	-	-	5,070
Income tax provision	29,478	122,228	-	151,706
Net income (loss)	$166,363	$184,007	$(425,836)	$(75,466)

	For the Three Months Ended December 31, 2018
	Fangguan Electronics	Ionix Technology	Pro Forma Adjustments	Pro Forma Combined

Revenues	$4,917,667	$2,377,747	$(637,394)	$6,658,020
Cost of revenues	4,210,109	2,066,912	(390,412)	5,886,609
Gross profit	707,558	310,835	(246,982)	771,411
Operating expenses	489,413	232,179	-	721,592
Income (loss) from operations	218,145	78,656	(246,982)	49,819
Other expense	(35,064)	-	-	(35,064)
Income tax provision	27,564	71,802	-	99,366
Net income (loss)	$155,517	$6,854	$(246,982)	$(84,611)

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

	Balance as of December 31, 2019	Balance as of June 30, 2019

Cash and cash equivalents	$1,268,467	$361,849
Notes receivable	23,546	120,182
Accounts receivable - non-related parties	4,742,477	3,402,986
Inventory	2,382,281	2,916,515
Advances to suppliers - non-related parties	75,090	106,146
Prepaid expenses and other current assets	58,731	63,756
Total Current Assets	8,550,592	6,971,434

Property, plant and equipment, net	7,200,946	7,506,849
Intangible assets, net	1,460,062	1,496,399
Deferred tax assets	24,901	54,361
Total Assets	$17,236,501	$16,029,043

Short-term bank loan	$2,580,201	$2,618,296
Accounts payable	3,336,192	2,637,039
Advance from customers	39,658	32,372
Due to related parties	1,427,981	1,449,064
Accrued expenses and other current liabilities	151,421	148,287
Total Current Liabilities	7,535,453	6,885,058
Total Liabilities	$7,535,453	$6,885,058

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	December 31, 2019	June 30, 2019
Raw materials	$641,107	$471,189
Work-in-process	439,915	1,719,426
Finished goods	1,928,161	1,188,531
Total Inventories	$3,009,183	$3,379,146

The Company recorded no inventory markdown for the three and six months ended December 31, 2019 and 2018.

NOTE 5 - OPERATING LEASE

For the six months ended December 31, 2019, the Company had three real estate operating leases for office, warehouses, manufacturing facilities and two boat operating leases under the terms from four months to three years.

Lisite Science Technology (Shenzhen) Co., Ltd ("Lisite Science") leases office and warehouse space from Shenzhen Keenest Technology Co., Ltd. (“Keenest”), a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020. (See Note 9)

Shenzhen Baileqi Electronic Technology Co., Ltd. ("Baileqi Electronic") leases office and warehouse space from Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”), a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2020. (See Note 9)

Dalian Shizhe New Energy Technology Co., Ltd. (“Shizhe New Energy”) leases a boat from a non-related party with monthly rent of approximately $7,200 (RMB50,000) for one year from March 1, 2019 to February 28, 2020. On July 1, 2019, Shizhe New Energy leased another boat from the same non-related party with monthly rent of approximately $7,200 (RMB50,000) for four months from July 10, 2019 to November 10, 2019.

The Company made an accounting policy election not to recognize lease assets and liabilities for the leases listed above as all lease terms are 12 months or shorter.

On November 1, 2019, the Company leased an office space located in Dalian, China as its principal executive office under non-cancelable operating lease agreement for three years, which expires through October 31, 2022. The monthly rent is approximately $715 (RMB5,000). The Company adopted the new standard to recognize lease asset and liability for this lease after examining the criteria established.

For the six months ended December 31, 2019, the Company made $92,434 of fixed cash payments related to operating leases. Non-cash activities involving ROU assets obtained in exchange for lease liabilities were $19,711 for the six months ended December 31, 2019, including the impact of adopting the new leases standard.

As of December 31, 2019, the Company recognized additional operating lease liabilities of $19,810, among which $3,254 is classified as current portion and $16,556 is classified as non-current portion, and Right-of-use assets of $22,676 based on the present value of the remaining minimum rental payments under the current leasing standards for existing operating leases.

	December 31, 2019	June 30, 2019

Operating lease Right-of-use assets	$22,676	$-

Operating lease liabilities
Current portion of long-term debt	$3,254	$-
Long-term debt	16,556	-
Total operating lease liabilities	$19,810	$-

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	December 31, 2019	June 30, 2019

Buildings	$4,669,825	$4,661,535
Machinery and equipment	3,100,077	3,036,339
Office equipment	64,440	60,052
Automobiles	100,311	101,793
Subtotal	7,934,653	7,859,719
Less: Accumulated depreciation	(727,586)	(351,082)
Property, plant and equipment, net	$7,207,067	$7,508,637

Depreciation expense related to property, plant and equipment was $183,340 and $384,408 for the three and six months ended December 31, 2019.

As of December 31, 2019, buildings were pledged as collateral for bank loans (See Note 8).

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2019	June 30, 2019

Land use right	$1,463,815	$1,485,428
Computer software	25,410	25,785
Subtotal	1,489,225	1,511,213
Less: Accumulated amortization	(29,163)	(14,814)
Intangible assets, net	$1,460,062	$1,496,399

Amortization expense related to intangible assets was $7,426 and $14,672 for the three and six months ended December 31, 2019.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of December 31, 2019, land use right was pledged as collateral for bank loans (See Note 8).

NOTE 8 – SHORT-TERM BANK LOAN

On November 12, 2018, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.6 million (RMB 18 million) for a year with annual interest rate of 5.22%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. The loan was renewed for one year from November 19, 2019 to November 18, 2020.

NOTE 9 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the six months ended December 31, 2019, the Company purchased $1,464,537 and $37,495 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of December 31, 2019. The amount of $1,464,537 and $37,495 were included in the cost of revenue for the six months ended December 31, 2019.

During the six months ended December 31, 2018, the Company’s subsidiaries, Lisite Science and Baileqi Electronic, purchased $1,610,058 and $517,262 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of December 31, 2018. The amount of $1,610,058 and $454,049 were included in the cost of revenue for the six months ended December 31, 2018.

During the three months ended December 31, 2019, the Company purchased $880,773 and $0 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of December 31, 2019. The amounts of $880,773 and $0 were included in the cost of revenue for the three months ended December 31, 2019.

During the three months ended December 31, 2018, Lisite Science and Baileqi Electronic purchased $933,679 and $66,757 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of December 31, 2018. The amount of $933,679 and $114,023 were included in the cost of revenue for the three months ended December 31, 2018.

During the three and six months ended December 31, 2018, the Company’s subsidiary, Changchun Fangguan Photoelectric Display Technology Co. Ltd ("Fangguan Photoelectric"), purchased $706,462 and $1,498,744 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company on December 27, 2018 (See Note 3). The president of Fangguan Electronics was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amount of $366,646 and $1,130,052 were included in the cost of revenue for the three and six months ended December 31, 2018.

Advances to suppliers - related parties

Lisite Science made advances of $146,157 and $269,498 to Keenest for future purchases as of December 31, 2019 and June 30, 2019, respectively.

Sales to related party and accounts receivable from related party

During the six months ended December 31, 2019 and 2018, Baileqi Electronic sold materials of $644,392 and $93,838 respectively to Shenzhen Baileqi S&T. During the three months ended December 31, 2019 and 2018, Baileqi Electronic sold materials of $330,435 and $0 respectively to Shenzhen Baileqi S&T. The trade-related balance receivable from Shenzhen Baileqi S&T was $346,495 and $340,026 as of December 31, 2019 and June 30, 2019, respectively.

During the three and six months ended December 31, 2018, Fangguan Photoelectric sold products of $22,059 to Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company on December 27, 2018 (See Note 3).

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

		December 31, 2019	June 30, 2019

Ben Wong	(1)	$143,792	$143,792
Yubao Liu	(2)	489,741	498,769
Xin Sui	(3)	2,016	2,016
Baozhen Deng	(4)	6,710	3,900
Baozhu Deng	(5)	-	5,303
Jialin Liang	(6)	914,808	928,314
Xuemei Jiang	(7)	513,173	520,750
Liang Zhang	(8)	-	625
Zijian Yang	(9)	-	1,869
Shikui Zhang	(10)	16,548	-
		$2,086,788	$2,105,338

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

During the six months ended December 31, 2019, Yubao Liu was refunded of $9,028 by Welly Surplus after netting off his advances to Well Best. Baileqi Electronic refunded $5,303 to Baozhu Deng and Baozhen Deng advanced $2,810 to Baileqi Electronic. Shizhe New Energy refunded $625 and $1,869 to Liang Zhang and Zijian Yang respectively. Shikui Zhang advanced $16,548 to Shizhe New Energy.

During the six months ended December 31, 2018, Yubao Liu advanced $248,298 to Well Best. Baileqi Electronic borrowed $2,914 from Baozhu Deng. In addition, Baozhen Deng refunded $7,591 to Baileqi Electronic. Liang Zhang and Zijian Yang advanced $5,887 and $5,139 to Shizhe New Energy, respectively.

NOTE 10 – CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues (goods sold and services) and its outstanding balance of accounts receivable are presented as follows:

	For the Six Months Ended December 31, 2019		As of December 31, 2019
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$1,732,012	12%	$-	-%
Total	$1,732,012	12%	$-	-%

	For the Six Months Ended December 31, 2018		As of December 31, 2018
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$1,472,404	30%	$417,851	12%
Customer B	1,917,298	39%	-	-%
Total	$3,389,702	69%	$417,851	12%

	For the Three Months Ended December 31, 2019		As of December 31, 2019
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$871,138	12%	$-	-%
Customer B	773,138	11%	-	-%
Customer C	851,841	12%	-	-%
Total	$2,496,117	35%	$-	-%

	For the Three Months Ended December 31, 2018		As of December 31, 2018
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$733,511	31%	$417,851	12%
Customer B	358,983	15%	-	-%
Customer C	888,875	37%	-	-%
Total	$1,981,369	83%	$417,851	12%

Primarily all customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance of accounts payable are presented as follows:

	For the Six Months Ended December 31, 2019		As of December 31, 2019
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$1,464,537	13%	$-	-%
Supplier B	2,168,109	19%	126,261	4%
Total	$3,632,646	32%	$126,261	4%

	For the Six Months Ended December 31, 2018		As of December 31, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$1,610,058	36%	$55,829	1%
Supplier B - related party	517,262	11%	-	-%
Supplier C - related party	1,498,744	33%	-	-%
Supplier D	785,316	17%	-	-%
Total	$4,411,380	97%	$55,829	1%

	For the Three Months Ended December 31, 2019		As of December 31, 2019
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$880,773	15%	$-	-%
Supplier B	1,056,219	17%	126,261	4%
Total	$1,936,992	32%	$126,261	4%

	For the Three Months Ended December 31, 2018		As of December 31, 2018
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$933,679	47%	$55,829	1%
Supplier B - related party	706,462	36%	-	-%
Supplier C	248,609	13%	-	-%
Total	$1,888,750	96%	$55,829	1%

All suppliers of the Company are located in the PRC.

NOTE 11 - INCOME TAXES

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in United States of America, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate.

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America.

For the three and six months ended December 31, 2019 and 2018, there is no assessable income chargeable to profit tax in United States of America. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three-year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2016 and after were still open to audit as of December 31, 2019.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the three and six months ended December 31, 2019 and 2018, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company’s subsidiaries in China are subject to a unified income tax rate of 25%. Fangguan Electronics was certified as high-tech enterprises for three years from November 2016 to November 2019 and is taxed at a unified income tax rate of 15%. Fangguan Electronics has renewed the high-tech enterprise certificate which granted it the tax rate of 15% for the three whole calendar years of 2019 -2021.

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company's effective tax rate is as follows:

	For the Six Months Ended December 31,
	2019	2018

Tax at U.S. statutory rate	$215,961	$64,310
Tax rate difference between foreign operations and U.S.	(105,068)	25,739
Change in valuation allowance	76,612	30,442
Permanent difference	(6,056)	1,737
Effective tax	$181,449	$122,228

The provisions for income taxes are summarized as follows:

	For the Six Months Ended December 31,
	2019	2018
Current	$152,570	$137,112
Deferred	28,879	(14,884)
Total	$181,449	$122,228

As of December 31, 2019, the Company has approximately $1,316,000 net operating loss carryforwards available in the U.S., Hong Kong and China to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entities which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been reinvested indefinitely. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits is classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of comprehensive income (loss).

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

NOTE 12 - CONVERTIBLE DEBT

Convertible notes

As of December 31, 2019, convertible notes payable consists of:

		Note Balance	Debt discount	Carrying Value

Power Up Lending Group Ltd	(1)	$103,000	$(42,702)	$60,298
Firstfire Global Opportunities Fund LLC	(2)	165,000	(114,959)	50,041
Power Up Lending Group Ltd	(3)	53,000	(34,077)	18,923
Crown Bridge Partners	(4)	55,000	(37,956)	17,044
Morningview Financial LLC	(5)	165,000	(146,466)	18,534
BHP Capital NY	(6)	102,900	(83,575)	19,325
Total		$643,900	$(459,735)	$184,165

(1)	On July 25, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $103,000 and received $94,840 in cash on August 1, 2019 after deducting legal fees and other costs. The convertible note bears interest rate at 6% per annum and due on July 25, 2020. The convertible note can be converted into shares of the Company’s common stock at 65% of the average of the two lowest trading prices during the fifteen trading day prior to the conversion date.

(2)	On September 11, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $165,000 and received $143,500 in cash on September 18, 2019 after deducting an original issue discount in the amount of $15,000 (the “OID”), legal fees and other costs. The convertible note bears interest rate at 5% per annum and payable in one year. Conversion price shall be equal to the lower of (i) $2.00 or (ii) 75% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the date of the respective conversion.

(3)	On November 4, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $53,000 and received $47,350 in cash on November 12, 2019 after deducting legal fees and other costs. The convertible note bears interest rate at 6% per annum and due on November 4, 2020. The convertible note can be converted into shares of the Company’s common stock at 65% of the average of the two lowest trading prices during the fifteen trading day prior to the conversion date.

(4)	On November 12, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount sum up to $165,000 with a purchase price sum up to $156,750. During November 2019, First Tranche of the agreement was executed in the principal amount of $55,000 and the Company received $50,750 in cash on November 15, 2019 after deducting an OID in the amount of $2,750, legal fees and other costs. The convertible note bears interest rate at 5% per annum and due on November 12, 2020. The convertible note can be converted into shares of the Company’s common stock at 75% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the date of the respective conversion.

(5)	On November 20, 2019, the Company entered into a Securities Purchase Agreement with Morningview Financial, LLC to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $165,000 and received $153,250 in cash on November 22, 2019 after deducting an OID in the amount of $8,250, legal fees and other costs. The convertible note bears interest rate at 5% per annum and due on November 20, 2020. Conversion price shall be equal to the lower of (i) $2.00 or (ii) 75% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the date of the respective conversion.

(6)	On December 3, 2019, the Company entered into a Securities Purchase Agreement with BHP Capital NY, Inc to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $102,900 and received $95,500 in cash on December 13, 2019 after deducting and OID in the amount of $4,900, legal fees and other costs. The convertible note bears interest rate at 5% per annum and due on December 3, 2020. The convertible note can be converted into shares of the Company’s common stock at 75% of the average of the two lowest trading prices during the fifteen trading day prior to the conversion date.

For the three and six months ended December 31, 2019, the Company recorded the amortization of debt discount of $160,023 and $181,336 for the convertible notes issued, which were included in other income and expenses in the consolidated statement of comprehensive income (loss).

Derivative liability

Upon issuing of the convertible notes, the Company determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and accounted for as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note, if any, is recorded immediately to interest expense at inception.

The derivative liability in connection with the conversion feature of the convertible debt is the only financial liability measured at fair value on a recurring basis.

The change of derivative liabilities is as follows:

Issued during the six months ended December 31, 2019	$477,726
Change in fair value recognized in operations	(131,452)
Balance at December 31, 2019	$346,274

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model at issuance date and December 31, 2019, using the following assumptions:

Estimated dividends	None
Expected volatility	55.87% to 71.21%
Risk free interest rate	1.72% to 2.08%
Expected term	6 to 12 months

Warrants

In connection with the issuance of the $165,000 convertible promissory note on September 11, 2019, FirstFire Global Opportunities Fund, LLC is entitled, upon the terms and subject to the limitations on exercise and the conditions set forth in the agreement, at any time on or after the date of issuance hereof to purchase from the Company up to 68,750 shares of common stock. Exercise price shall be $2.40, and the warrants can be exercised within 5 years which is before September 11, 2024.

In connection with the issuance of the $55,000 convertible promissory note on November 12, 2019, Crown Bridge Partners, LLC is entitled, upon the terms and subject to the limitations on exercise and the conditions set forth in the agreement, at any time on or after the date of issuance hereof to purchase from the Company up to 22,916 shares of common stock. Exercise price shall be $2.80, and the warrants can be exercised within 5 years which is before November 12, 2024.

In connection with the issuance of the $165,000 convertible promissory note on November 20, 2019, Morningview Financial LLC is entitled, upon the terms and subject to the limitations on exercise and the conditions set forth in the agreement, at any time on or after the date of issuance hereof to purchase from the Company up to 68,750 shares of common stock. Exercise price shall be $2.80, and the warrants can be exercised within 5 years which is before November 20, 2024.

The estimated fair value of the warrants was valued using the Black-Scholes option pricing model at grant date, using the following assumptions:

Estimated dividends	None
Expected volatility	56.23% to 70.55%
Risk free interest rate	1.73% to 1.92%
Expected term	5 years

Since the warrants can be exercised at $2.4 or $2.8 and are not liabilities, the face value of convertible notes was allocated between convertible note and warrant based on the fair values of the convertible debt and warrants. Accordingly, $104,635 was allocated to warrants and recorded in additional paid in capital account during the six months ended December 31, 2019.

The details of the outstanding warrants are as follows:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (years)

Outstanding at July 1, 2019	-	$-	-
Granted	160,416	2.63	5
Exercised	-	-	-
Cancelled or expired	-	-	-
Outstanding at December 31, 2019	160,416	$2.63	4.5

NOTE 13 – SEGMENT INFORMATION

The Company’s business is classified by management into three reportable business segments (smart energy, photoelectric display and service contracts) supported by a corporate group which conducts activities that are non-segment specific. The smart energy reportable segment derives revenue from the sales of portable power banks that is intended to be utilized as a power source for electronic devices such as the iphone, ipad, mp3/mp4 players, PSP gaming systems, and cameras. The photoelectric display reportable segment derives revenue from the sales of LCM and LCD screens manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors. The service contracts reportable segment derives revenue from providing IT and solution-oriented services. Unallocated items comprise mainly corporate expenses and corporate assets.

Although all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each operating segments are same and are described in Note 2, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information for the three and six months ended December 31, 2019 and 2018.

	For the Six Months Ended December 31, 2019
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$1,538,094	$12,675,303	$619,901	$-	$14,833,298
Cost of Revenues	1,464,537	10,529,594	349,545	-	12,343,676
Gross profit	73,557	2,145,709	270,356	-	2,489,622

Operating expenses
Selling, general and administrative expense	6,134	606,708	17,217	248,566	878,625
Research and development expense	-	506,851	-	-	506,851
Total operating expenses	6,134	1,113,559	17,217	248,566	1,385,476

Income (loss) from operations	67,423	1,032,150	253,139	(248,566)	1,104,146

Other income (expense):
Interest expense, net of interest income	16	(68,545)	16	(188,720)	(257,233)
Subsidy income	-	50,018	-	-	50,018
Change in fair value of derivative liability	-	-	-	131,452	131,452
Total other income (expense)	16	(18,527)	16	(57,268)	(75,763)

Income (loss) before income tax provision	67,439	1,013,623	253,155	(305,834)	1,028,383
Income tax provision	7,871	150,488	23,090	-	181,449
Net income (loss)	$59,568	$863,135	$230,065	$(305,834)	$846,934

	For the Six Months Ended December 31, 2018
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$1,831,387	$2,989,049	$126,199	$-	$4,946,635
Cost of Revenues	1,630,188	2,605,795	110,652	-	4,346,635
Gross profit	201,199	383,254	15,547	-	600,000

Selling, general and administrative expense	8,846	87,555	12,867	184,497	293,765

Income (loss) before income tax provision	192,353	295,699	2,680	(184,497)	306,235
Income tax provision	48,273	73,687	268	-	122,228
Net income (loss)	$144,080	$222,012	$2,412	$(184,497)	$184,007

	For the Three Months Ended December 31, 2019
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$910,391	$6,195,380	$227,197	$-	$7,332,968
Cost of Revenues	880,773	5,172,690	217,109	-	6,270,572
Gross profit	29,618	1,022,690	10,088	-	1,062,396

Operating expenses
Selling, general and administrative expense	2,022	311,037	5,736	178,402	497,197
Research and development expense	-	284,028	-	-	284,028
Total operating expenses	2,022	595,065	5,736	178,402	781,225

Income (loss) from operations	27,596	427,625	4,352	(178,402)	281,171

Other income (expense):
Interest expense, net of interest income	10	(34,549)	16	(165,847)	(200,370)
Subsidy income	-	7,231	-	-	7,231
Change in fair value of derivative liability	-	-	-	115,563	115,563
Total other income (expense)	10	(27,318)	16	(50,284)	(77,576)

Income (loss) before income tax provision	27,606	400,307	4,368	(228,686)	203,595
Income tax provision	5,879	61,648	410	-	67,937
Net income (loss)	$21,727	$338,659	$3,958	$(228,686)	$135,658

	For the Three Months Ended December 31, 2018
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$1,092,494	$1,159,054	$126,199	$-	$2,377,747
Cost of Revenues	945,707	1,010,553	110,652	-	2,066,912
Gross profit	146,787	148,501	15,547	-	310,835

Selling, general and administrative expense	3,691	45,812	12,867	169,809	232,179

Income (loss) before income tax provision	143,096	102,689	2,680	(169,809)	78,656
Income tax provision	43,310	28,224	268	-	71,802
Net income (loss)	$99,786	$74,465	$2,412	$(169,809)	$6,854

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that the following subsequent events or transactions which would require recognition or disclosure in the financial statements.

Stock Issued for Services

The Company engaged Maxim Group LLC as its financial advisor to assist the Company in articulating its growth strategy to the investment community and up-list its securities to a National Securities Exchange. On February 10, 2020, the Company issued 150,000 shares of common stock to Maxim Group LLC as a part of its compensation, which were valued at $262,500 based on the quoted market price at issuance.

Stock Issued for Conversion of Convertible Debt

On January 31, 2020, the Company issued a total of 12,775 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $12,000 according to the conditions of the convertible note dated as July 25, 2019. The remaining principal balance due under this convertible note after this conversion is $91,000.

New Issuance of Convertible Debt

On January 10, 2020, the Company entered into a convertible promissory note with LABRYS FUND, LP to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $146,850 and received $137,000 in cash on January 13, 2020 after deducting an OID in the amount of $7,350, legal fees and other costs. The note is due on January 10, 2021 and bears interest at 5% per annum. The conversion price shall be equal to 75% multiplied by the lesser of the lowest closing bid price or lowest traded price of the Common Stock during the twenty (20) consecutive trading day period immediately preceding the date of the respective conversion.

In connection with the issuance of this convertible note, LABRYS FUND, LP is entitled, upon the terms and subject to the limitations on exercise and the conditions set forth in the agreement, at any time on or after the date of issuance hereof to purchase from the Company up to 68,750 shares of common stock. Exercise price shall be $2.80, and the warrants can be exercised within 5 years which is before January 10, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

During the three months ended December 31, 2019 and 2018, total revenues were $7,332,968 and $2,377,747, respectively. The total revenues increased by $4,955,221 or 208% from the three months ended December 31, 2018 to the three months ended December 31, 2019.

During the six months ended December 31, 2019 and 2018, total revenues were $14,833,298 and $4,946,635, respectively. The total revenues increased by $9,886,663 or 200% from the six months ended December 31, 2018 to the six months ended December 31, 2019.

Among the significant increase of $4,955,221 and $9,886,663 in total revenues for the three and six months ended December 31, 2019 compared to 2018, $5,770,431 and $11,804,239 increase can be directly attributed to the acquisition of Fangguan Electronics on December 27, 2018. The acquisition expanded operations in the fields of LCM in the PRC and significantly increased the volume of goods (LCD etc.) being sold.

The increase in total revenues due to acquisition of Fangguan Electronics was partially offset by the decreases of $815,210 and $1,917,577 respectively related to the existing business (excluding Fangguan Electronics) for the three and six months ended December 31, 2019 compared to 2018. After Fangguan Electronics was acquired, all business of Fangguan Photoelectric was replaced by Fangguan Electronics, which caused total revenues to decrease by $1,041,165 and $2,367,863 respectively for the three and six months ended December 31, 2019. In addition, the decreases were also the result of a decline in sales of portable power banks (the ever-primary produce of the Company before the acquisition) of $182,103 and $293,293 respectively for the three and six months ended December 31, 2019, which is expected to be offset by increases in average sales prices as the Company increased emphasis on higher margin goods for these existing business (excluding Fangguan Electronics).

Currently, the epidemic of pneumonia caused by novel coronavirus (the “Epidemic”) is severe in China and it may have an impact on all the revenues of the Company in subsequent periods.

With close attention continuously paid to the development of the Epidemic, the Company will diligently resume the operations and make proper arrangements for subsequent issues in accordance with the requirements of the Chinese government for Epidemic prevention and control.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the three months ended December 31, 2019 and 2018, the total cost of revenues was $6,270,572 and $2,066,912, respectively. The total cost of revenues increased by $4,203,660 or 203% from the three months ended December 31, 2018 to the three months ended December 31, 2019.

During the six months ended December 31, 2019 and 2018, the total cost of revenues was $12,343,676 and $4,346,635, respectively. The total cost of revenues increased by $7,997,041 or 184% from the six months ended December 31, 2018 to the six months ended December 31, 2019.

Among the significant increase of $4,203,660 and $7,997,041 in total cost of revenues for the three and six months ended December 31, 2019 compared to 2018, $4,884,146 and $9,908,958 increase can be directly attributed to the acquisition of Fangguan Electronics on December 27, 2018.

The increase in total cost of revenues due to acquisition of Fangguan Electronics was partially offset by the decreases of $680,485 and $1,911,917 respectively related to the existing business (excluding Fangguan Electronics) for the three and six months ended December 31, 2019 compared to 2018. After Fangguan Electronics was acquired, all business of Fangguan Photoelectric was replaced by Fangguan Electronics, which caused total cost of revenues to decrease by $898,536 and $2,042,755 respectively for the three and six months ended December 31, 2019. In addition, the decreases were also the result of a decline in cost of revenues of portable power banks (the ever-primary produce of the Company before the acquisition) of $64,934 and $165,651 respectively for the three and six months ended December 31, 2019, which was in consistent with the decrease in sales of portable power banks.

Gross Profit

During the three months ended December 31, 2019 and 2018, the gross profit was $1,062,396 and $310,835, respectively.

The gross profit increased by 242% from the three months ended December 31, 2018 to the three months ended December 31, 2019.

Our gross profit margin maintained at 14% during the three months ended December 31, 2019 as compared to 13% for the three months ended December 31, 2018.

During the six months ended December 31, 2019 and 2018, the gross profit was $2,489,622 and $600,000, respectively.

The gross profit increased by 315% from the six months ended December 31, 2018 to the six months ended December 31, 2019.

Our gross profit margin maintained at 17% during the six months ended December 31, 2019 as compared to 12% for the six months ended December 31, 2018.

The difference in gross profit margin can be attributed to the fact that the LCM manufactured and sold by Fangguan Electronics (which became a variable interest entity of the Company on December 27, 2018) holds a relatively higher gross profit margin than that of the existing business (excluding Fangguan Electronics) before the acquisition.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended December 31, 2019 and 2018, selling, general and administrative expenses were $497,197 and $232,179, respectively.

During the six months ended December 31, 2019, and 2018, selling, general and administrative expenses were $878,625 and $293,765, respectively.

The difference can be attributed to the depreciation and amortization expenses, payroll expenses, professional fees and other expenses incurred during the three and six months ended December 31, 2019 after Fangguan Electronics became a variable interest entity of the Company on December 27, 2018.

Research and Development Expenses

Our research and development expenses mainly comprised of payroll expenses of research staff, and other miscellaneous expenses.

During the three months ended December 31, 2019 and 2018, research and development expenses were $284,028 and $0, respectively.

During the six months ended December 31, 2019 and 2018, research and development expenses were $506,851 and $0, respectively. All research and development expenses were incurred by Fangguan Electronics (a variable interest entity of the Company since December 27, 2018).

Other Incomes (Expenses)

Other expenses consisted of interest expense, net of interest income. Other incomes consisted primarily of a change in fair value of derivative liability and subsidy income.

During the three months ended December 31, 2019 and 2018, other incomes (expenses) were $(77,576) and $0, respectively.

During the six months ended December 31, 2019 and 2018, other incomes (expenses) were $(75,763) and $0, respectively.

The difference of interest expense was mainly due to the new issuances of convertible notes during the three and six months ended December 31, 2019. In addition, the acquisition of Fangguan Electronics on December 27, 2018 also contributed to the increase of interest expense as Fangguan Electronics borrowed short-term bank loan during the three and six months ended December 31, 2019.

The difference of subsidy income was the result of acquisition of Fangguan Electronics on December 27, 2018 as Fangguan Electronics received government subsidies during the three and six months ended December 31, 2019.

The difference of change in fair value of derivative liability can be attributed to the new issuances of convertible notes during the three and six months ended December 31, 2019.

Net Income

During the three months ended December 31, 2019 and 2018, our net income was $135,658 and $6,854, respectively.

During the six months ended December 31, 2019 and 2018, our net income was $846,934 and $184,007, respectively.

The difference can be attributed to increase in gross profits netting off by the increase of expenses during the three and six months ended December 31, 2019.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the six months ended December 31, 2019, net cash provided by operating activities was $588,568 compared to net cash used in operating activities of $208,621 for the six months ended December 31, 2018. The change was mainly due to the increase of $662,927 in the net income, an increase of $492,727 resulting from adjustments to net income for non-cash items, offsetting by the increase of $358,465 in cash outflow from changes in operating assets and liabilities during the six months ended December 31, 2019 compared to same period of 2018.

Cash Flow from Investing Activities

During the six months ended December 31, 2019, net cash used in investing activities was $190,675 compared to net cash provided by investing activities of $685,428 for the six months ended December 31, 2018. Cash used in the acquisition of the equipment increased by $188,512 from 2018 to 2019 due to acquisition of Fangguan Electronics. In addition, the Company also received cash of $687,591 in December 2018 for acquisition of Fangguan Electronics.

Cash Flow from Financing Activities

During the six months ended December 31, 2019, the Company was provided by $683,561 in cash by financing activities, which was primarily due to the proceeds received from issuance of convertible notes. During the six months ended December 31, 2018, the Company received $240,456 in cash for financing activities, which was primarily attributable to the proceeds from the related party loans offsetting by the decrease in notes receivable inflows.

As of December 31, 2019, we have a working capital of $1,869,711.

Our total current liabilities as of December 31, 2019 were $8,928,749 and consist of $2,580,201 for a short-term bank loan, $3,416,761 in accounts payable, the amount due to related parties of $2,086,788, advance from customers of $104,435, the convertible notes payable net of debt discount and loan cost of $184,165, the derivative liability of $346,274, current portion of operating lease liabilities of $3,254 and accrued expenses and other current liabilities of $206,871. Our Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

Future Financings

We consider taking on long-term or short-term debt from financial institutions in the immediate future. Besides for the bank funding, we are dependent upon our director and the major shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

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

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on October 13, 2017 as part of our Annual Report on Form 10-K
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
4.06	Description of Registrant’s Securities	Filed with the SEC on September 30, 2019 as part of our Annual Report on Form 10-K
10.01	Stock Purchase Agreement between Locksley Samuels and Shining Glory Investments Limited, dated November 20, 2015	Filed with the SEC on November 23, 2015 as part of our Current Report on Form 8-K
10.02	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.04	Share Purchase Agreement dated December 27, 2018 by and between Ionix Technology, Inc., Changchun Fangguan Electronics Technology Co., Ltd. and the shareholders of Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.05	Business Operation Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K

10.06	Exclusive Technical Support Service Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd. and Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.07	Equity Interest Purchase Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.08	Equity Interest Pledge Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Jialin Liang and Xuemei Jiang	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed with the SEC on September 30, 2019 as part of our Annual Report on Form 10-K
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: February 14, 2020	By:	/s/ Cheng Li
Name: Cheng Li Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: February 14, 2020	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: February 14, 2020	By:	/s/ Cheng Li
Name: Cheng Li Title: Chief Executive Officer, Director

Date: February 14, 2020	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer

Date: February 14, 2020	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Director

Date: February 14, 2020	By:	/s/ Jialin Liang
Name: Jialin Liang Title: Director

Date: February 14, 2020	By:	/s/ Xuemei Jiang
Name: Xuemei Jiang Title: Director

Date: February 14, 2020	By:	/s/ Anthony Saviano
Name: Anthony Saviano Title: Independent Director

Date: February 14, 2020	By:	/s/ Hui Zhang
Name: Hui Zhang Title: Independent Director

Date: February 14, 2020	By:	/s/ Yongsheng Fu
Name: Yongsheng Fu Title: Director

Date: February 14, 2020	By:	/s/ Zhenyu Wang
Name: Zhenyu Wang Title: Independent Director

Date: February 14, 2020	By:	/s/ Qinghua Shi
Name: Qinghua Shi Title: Independent Director

