Form 10-Q
period 2020-03-31
IONIX TECHNOLOGY, INC.
filed 2020-05-15
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2020, there were 114,193,057 shares of common stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.

FORM 10-Q

March 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents (Note 3 at VIE)	$1,834,763	$509,615
Notes receivable (Note 3 at VIE)	23,721	120,182
Accounts receivable - non-related parties (Note 3 at VIE)	3,494,207	3,639,030
- related parties	420,906	340,026
Inventory (Note 3 at VIE)	3,045,127	3,379,146
Advances to suppliers - non-related parties (Note 3 at VIE)	354,820	129,423
- related parties	264,797	269,498
Prepaid expenses and other current assets (Note 3 at VIE)	593,122	269,495
Total Current Assets (Note 3 at VIE)	10,031,463	8,656,415

Property, plant and equipment, net (Note 3 at VIE)	6,812,910	7,508,637
Right-of-use assets – operating leases	20,825	-
Intangible assets, net (Note 3 at VIE)	1,430,449	1,496,399
Deferred tax assets (Note 3 at VIE)	51,460	54,361
Total Assets (Note 3 at VIE)	$18,347,107	$17,715,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan (Note 3 at VIE)	$2,540,543	$2,618,296
Accounts payable (Note 3 at VIE)	2,569,420	2,732,327
Advance from customers (Note 3 at VIE)	59,165	114,158
Convertible notes payable, net of debt discount and loan cost	347,427	-
Derivative liability	446,852	-
Due to related parties (Note 3 at VIE)	2,032,723	2,105,338
Operating lease liabilities – current portion	7,646	-
Accrued expenses and other current liabilities (Note 3 at VIE)	199,015	368,319
Total Current Liabilities (Note 3 at VIE)	8,202,791	7,938,438

Operating lease liabilities	12,462	-
Total Liabilities (Note 3 at VIE)	8,215,253	7,938,438

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 114,193,057 and 114,003,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	11,419	11,400
Additional paid in capital	9,299,825	8,829,487
Retained earnings	750,578	539,866
Accumulated other comprehensive loss	(372,429)	(45,840)
Total Stockholders' Equity attributable to the Company	9,689,893	9,335,413
Noncontrolling interest	441,961	441,961
Total Stockholders’ Equity	10,131,854	9,777,374
Total Liabilities and Stockholders’ Equity	$18,347,107	$17,715,812

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenues (See Note 2 and Note 9 for related party amounts)	$2,752,170	$2,894,802	$17,585,468	$7,841,437

Cost of Revenues (See Note 9 for related party amounts)	2,506,518	2,271,380	14,850,194	6,618,015

Gross profit	245,652	623,422	2,735,274	1,223,422

Operating expenses
Selling, general and administrative expense	499,616	392,367	1,378,241	686,132
Research and development expense	139,029	158,562	645,880	158,562
Total operating expenses	638,645	550,929	2,024,121	844,694

Income (loss) from operations	(392,993)	72,493	711,153	378,728

Other income (expense):
Interest expense, net of interest income	(213,267)	(34,412)	(470,500)	(34,412)
Subsidy income	-	-	50,018	-
Change in fair value of derivative liability	(44,850)	-	86,602	-
Loss on extinguishment of debt	(15,074)	-	(15,074)	-
Total other expense	(273,191)	(34,412)	(348,954)	(34,412)

Income (loss) before income tax provision	(666,184)	38,081	362,199	344,316

Income tax provision (benefit)	(29,962)	17,017	151,487	139,245
Net income (loss)	(636,222)	21,064	210,712	205,071

Other comprehensive income (loss)
Foreign currency translation adjustment	(165,507)	56,484	(326,589)	28,523
Comprehensive income (loss)	$(801,729)	$77,548	$(115,877)	$233,594

Earnings (Loss) Per Share - Basic	$(0.01)	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding - Basic	114,104,735	114,003,000	114,036,665	104,148,985

Earnings (Loss) Per Share - Diluted	$(0.01)	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding - Diluted	113,913,240	114,003,000	114,036,665	104,148,985

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2019	5,000,000	$500	114,003,000	$11,400	$8,829,487	$539,866	$(45,840)	$441,961	$9,777,374

Stock warrants issued with convertible notes	-	-	-	-	20,022	-	-	-	20,022

Net income	-	-	-	-	-	711,276	-	-	711,276

Foreign currency translation adjustment	-	-	-	-	-	-	(416,785)	-	(416,785)

Balance at September 30, 2019	5,000,000	500	114,003,000	11,400	8,849,509	1,251,142	(462,625)	441,961	10,091,887

Stock warrants issued with convertible notes	-	-	-	-	84,613	-	-	-	84,613

Net income	-	-	-	-	-	135,658	-	-	135,658

Foreign currency translation adjustment	-	-	-	-	-	-	255,703	-	255,703

Balance at December 31, 2019	5,000,000	500	114,003,000	11,400	8,934,122	1,386,800	(206,922)	441,961	10,567,861

Issuance of common stock for advisory services	-	-	150,000	15	262,485	-	-	-	262,500

Issuance of common stock for conversion of convertible notes	-	-	40,057	4	60,361	-	-	-	60,365

Stock warrants issued with convertible notes	-	-	-	-	42,857	-	-	-	42,857

Net loss	-	-	-	-	-	(636,222)	-	-	(636,222)

Foreign currency translation adjustment	-	-	-	-	-	-	(165,507)	-	(165,507)

Balance at March 31, 2020	5,000,000	$500	114,193,057	$11,419	$9,299,825	$750,578	$(372,429)	$441,961	$10,131,854

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2018	5,000,000	$500	99,003,000	$9,900	$237,246	$142,819	$7,950	$-	$398,415

Net income	-	-	-	-	-	177,153	-	-	177,153

Foreign currency translation adjustment	-	-	-	-	-	-	(7,922)	-	(7,922)

Balance at September 30, 2018	5,000,000	500	99,003,000	9,900	$237,246	319,972	28	-	567,646

Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	-	-	15,000,000	1,500	8,650,396	-	-	441,961	9,093,857

Net income	-	-	-	-	-	6,854	-	-	6,854

Foreign currency translation adjustment	-	-	-	-	-	-	(20,039)	-	(20,039)

Balance at December 31, 2018	5,000,000	500	114,003,000	11,400	8,887,642	326,826	(20,011)	441,961	9,648,318

Return of capital	-	-	-	-	(58,155)	-	-	-	(58,155)

Net income	-	-	-	-	-	21,064	-	-	21,064

Foreign currency translation adjustment	-	-	-	-	-	-	56,484	-	56,484

Balance at March 31, 2019	5,000,000	$500	114,003,000	$11,400	$8,829,487	$347,890	$36,473	$441,961	$9,667,711

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210,712	$205,071
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	580,625	184,172
Deferred taxes	1,306	(15,732)
Stock compensation for advisory services	79,891	-
Change in fair value of derivative liability	(86,602)	-
Loss on extinguishment of debt	15,074	-
Non-cash interest	351,474	-
Gain on disposal of property and equipment	(7,018)	-
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	37,312	593,935
Accounts receivable - related parties	(92,348)	(22,607)
Inventory	237,193	(774,776)
Advances to suppliers - non-related parties	(232,695)	13,826
Advances to suppliers - related parties	(3,352)	(114,802)
Prepaid expenses and other current assets	(150,496)	(75,559)
Accounts payable - non-related parties	(83,000)	(645,258)
Accounts payable - related parties	-	(198,782)
Advance from customers	(52,380)	(61,014)
Accrued expenses and other current liabilities	(164,326)	10,938
Net cash provided by (used in) operating activities	641,370	(900,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(193,610)	(38,375)
Proceeds received from sale of equipment	121,715	-
Cash received from acquisition	-	687,591
Net cash provided by (used in) investing activities	(71,895)	649,216

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	94,292	54,451
Proceeds from issuance of convertible notes payable	722,190	-
Return of capital to non-controlling interests	-	(58,155)
Proceeds from (repayment of) loans from related parties	(28,979)	591,766
Net cash provided by financing activities	787,503	588,062

Effect of exchange rate changes on cash	(31,830)	46,668

Net increase in cash and cash equivalents	1,325,148	383,358

Cash and cash equivalents, beginning of period	509,615	111,462

Cash and cash equivalents, end of period	$1,834,763	$494,820

Supplemental disclosure of cash flow information
Cash paid for income tax	$154,538	$144,124
Cash paid for interests	$102,457	$35,250

Non-cash investing and financing activities
Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	$-	$8,651,896
Issuance of common stock for advisory services	$262,500	$-
Issuance of 40,057 shares of common stock for conversion of convertible notes	$60,365	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Ionix Technology, Inc. (the “Company” or “Ionix”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries and an entity controlled through VIE agreements in China, the Company sells the high-end intelligent electronic equipment, which includes the portable power banks for electronic devices, LCM and LCD screens and provides IT and solution-oriented services in China.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2020 and the results of operations and cash flows for the periods ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2020 or for any subsequent periods. The balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date.

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

The following table disaggregates our revenue by major source for the three and nine months ended March 31, 2020 and 2019, respectively:

	For the Nine Months Ended March 31,
	2020	2019

Sales of LCM and LCD screens - Non-related parties	$14,518,376	$5,634,086
Sales of LCM and LCD screens - Related parties	718,194	115,897
Sales of portable power banks	1,719,127	1,831,387
Service contracts	629,771	260,067
Total	$17,585,468	$7,841,437

	For the Three Months Ended March 31,
	2020	2019

Sales of LCM and LCD screens - Non-related parties	$2,487,465	$2,760,934
Sales of LCM and LCD screens - Related parties	73,802	-
Sales of portable power banks	181,033	-
Service contracts	9,870	133,868
Total	$2,752,170	$2,894,802

All the operating entities of the Company are domiciled in the PRC. All the Company’s revenues are derived in the PRC during the three and nine months ended March 31, 2020 and 2019.

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

The reconciliation of our basic to diluted weighted average common shares follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2020	2019	2020	2019

Basic weighted average common shares	114,104,735	114,003,000	114,036,665	104,148,985
Effect of potentially dilutive securities
- Warrants	(191,495)	-	-	-
- Convertible notes	-	-	-	-
Diluted weighted average common shares	113,913,240	114,003,000	114,036,665	104,148,985

During the nine months ended March 31, 2020, the Company had outstanding convertible notes and warrants which represent 899,753 shares of commons stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

During the three months ended March 31, 2020, the Company had outstanding convertible notes and warrants which represent 842,313 shares of commons stock, among which 613,147 shares of common stock for convertible notes were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2020	June 30, 2019

Balance sheet items, except for equity accounts	7.0851	6.8747

	Nine Months Ended March 31,
	2020	2019

Items in statements of comprehensive income (loss) and cash flows	6.9799	6.6639

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

Risk factor

Due to the outbreak of the Coronavirus Disease 2019 (COVID-19) in the PRC, the Company’s operational and financial performance has been affected by the epidemic during the three months period ended March 31, 2020. The Company has been keeping continuous attention on the situation of the COVID-19, assessing and reacting actively to its impacts on the financial position and operating results of the Company as below:

•	During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from this early February to mid-March, our financial condition and results of operations were adversely affected. Since the restarting of our operation near the end of this March, our financial performances have been recovering continuously.

•	As the outbreak in China has been subsiding recently and the Chinese government responded with the package of support including tax-cut and financial assistance, we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on our future operating results or near-and-long-term financial condition. Up to the date of this report, the assessment is still in progress.

•	Since we restored our operation near the end of this March after signs that COVID-19 was under control, we assessed that 1) COVID-19-related impacts on our cost of capital or access to capital and funding sources and our sources or uses of cash have been insignificant; 2) There is no material uncertainty about our ongoing ability to meet the covenants of our credit agreements; 3) No any material liquidity deficiency has been identified and we do not expect to disclose or incur any material COVID-19-related contingencies;4) COVID-19-related impacts on the assets on our balance sheet or our ability to timely account for those assets have been insignificant; and 5) The possibilities for COVID-19 to trigger any material impairments, increases in allowances for credit losses, restructuring charges, other expenses, or changes in accounting judgments that have had or are reasonably likely to have a material impact on our financial statements are low. Looking forward, we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on issues mentioned above.

•	During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from this early February to mid-March, COVID-19-related circumstances such as remote work arrangements adversely affected our ability to maintain operations. Since the lifting of the national shutdown order near the end of this March, our operations including financial reporting systems, internal control over financial reporting and disclosure controls and procedures have already resumed. Currently we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on our future business continuity plans or whether material resource constraints in implementing these plans. Up to the date of this report, the assessment is still in progress.

•	During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from this early February to mid-March, the demands for our products or services were severely affected. Since the restarting of our operation near the end of this March, the demands have been rebounding continuously.

•	During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from this early February to mid-March, our supply chain or the methods used to distribute our products or services were severely affected. Since the lift of the national shutdown order near the end of this March, we expect all of our supply chains or the methods would return to normal gradually.

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

Following unaudited pro forma combined statement of operations are based upon the historical financial statements of the Company and Fangguan Electronics for the nine months ended March 31, 2019 and are presented as if the acquisition had occurred at the beginning of the period.

	For the Nine Months Ended March 31, 2019
	Fangguan Electronics	Ionix Technology	Pro Forma Adjustments	Pro Forma Combined

Revenues	$7,722,432	$7,841,437	$(1,606,120)	$13,957,749
Cost of revenues	6,602,451	6,618,015	(1,173,150)	12,047,316
Gross profit	1,119,981	1,223,422	(432,970)	1,910,433
Operating expenses	926,013	844,694	-	1,770,707
Income (loss) from operations	193,968	378,728	(432,970)	139,726
Other income (expense)	5,155	(34,412)	-	(29,257)
Income tax provision	29,972	139,245	-	169,217
Net income (loss)	$169,151	$205,071	$(432,970)	$(58,748)

Through power of attorney, equity interest purchase agreement, and equity interest pledge agreement, 95.14% of the voting rights of Fangguan Electronics’ shareholders have been transferred to the Company so that the Company has effective control over Fangguan Electronics and have the power to direct the activities of Fangguan Electronics that most significantly impact its economic performance.

Through business operation agreement with the shareholders of VIE, the Company shall direct the business operations of Fangguan Electronics, including, but not limited to, adopting corporate policy regarding daily operations, financial management, and employment, and appointment of directors and senior officers.

Through the exclusive technical support service agreement with the shareholders of VIE, the Company shall provide VIE with necessary technical support and assistance as the exclusive provider. And at the request of the Company, VIE shall pay the performance fee, the depreciation and the service fee to the Company. The performance fee shall be equivalent to 5% of the total revenue of VIE in any fiscal year. The depreciation amount on equipment shall be determined by accounting rules of China. The Company has the right to set and revise annually this service fee unilaterally with reference to the performance of VIE.

The service fee that the Company is entitled to earn shall be the total business incomes of the whole year minus performance fee and equipment depreciation. This agreement allows the Company to collect 100% of the net profits of the VIE. Except for technical support, the Company did not provide, nor does it intend to provide, any financial or other support either explicitly or implicitly during the periods presented to its variable interest entity.

 If facts and circumstances change such that the conclusion to consolidate the VIE has changed, the Company shall disclose the primary factors that caused the change and the effect on the Company’s financial statements in the periods when the change occurs.

There are no restrictions on the consolidated VIE’s assets and on the settlement of its liabilities and all carrying amounts of VIE’s assets and liabilities are consolidated with the Company’s financial statements. In addition, the net income of Fangguan Electronics after Fangguan Electronics became the VIE of the Company is free of restrictions for payment of dividends to the shareholders of the Company.

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

	Balance as of March 31, 2020	Balance as of June 30, 2019

Cash and cash equivalents	$1,665,104	$361,849
Notes receivable	23,721	120,182
Accounts receivable - non-related parties	3,226,121	3,402,986
Inventory	2,432,916	2,916,515
Advances to suppliers - non-related parties	346,160	106,146
Prepaid expenses and other current assets	49,655	63,756
Total Current Assets	7,743,677	6,971,434

Property, plant and equipment, net	6,807,436	7,506,849
Intangible assets, net	1,430,449	1,496,399
Deferred tax assets	45,854	54,361
Total Assets	$16,027,416	$16,029,043

Short-term bank loan	$2,540,543	$2,618,296
Accounts payable	2,528,657	2,637,039
Advance from customers	31,346	32,372
Due to related parties	1,406,033	1,449,064
Accrued expenses and other current liabilities	89,803	148,287
Total Current Liabilities	6,596,382	6,885,058
Total Liabilities	$6,596,382	$6,885,058

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	March 31, 2020	June 30, 2019
Raw materials	$626,393	$471,189
Work-in-process	436,945	1,719,426
Finished goods	1,981,789	1,188,531
Total Inventories	$3,045,127	$3,379,146

The Company recorded no inventory markdown for the three and nine months ended March 31, 2020 and 2019.

NOTE 5 - OPERATING LEASE

For the nine months ended March 31, 2020, the Company had three real estate operating leases for office, warehouses, manufacturing facilities and two boat operating leases under the terms from four months to three years.

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

For the nine months ended March 31, 2020, the Company made $99,604 of fixed cash payments related to operating leases. Non-cash activities involving ROU assets obtained in exchange for lease liabilities were $19,711 for the nine months ended March 31, 2020, including the impact of adopting the new leases standard.

As of March 31, 2020, the Company recognized operating lease liabilities of $20,108, among which $7,646 is classified as current portion and $12,462 is classified as non-current portion, and Right-of-use assets of $20,825 based on the present value of the remaining minimum rental payments under the current leasing standards for existing operating leases.

	March 31, 2020	June 30, 2019

Operating lease Right-of-use assets	$20,825	$-

Operating lease liabilities
Current portion of long-term debt	$7,646	$-
Long-term debt	12,462	-
Total operating lease liabilities	$20,108	$-

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	March 31, 2020	June 30, 2019

Buildings	$4,598,048	$4,661,535
Machinery and equipment	2,934,748	3,036,339
Office equipment	64,853	60,052
Automobiles	98,769	101,793
Subtotal	7,696,418	7,859,719
Less: Accumulated depreciation	(883,508)	(351,082)
Property, plant and equipment, net	$6,812,910	$7,508,637

Depreciation expense related to property, plant and equipment was $558,789 and $176,458 for the nine months ended March 31, 2020 and 2019, respectively.

Depreciation expense related to property, plant and equipment was $174,381 and $176,458 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, buildings were pledged as collateral for bank loans (See Note 8).

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2020	June 30, 2019

Land use right	$1,441,316	$1,485,428
Computer software	25,019	25,785
Subtotal	1,466,335	1,511,213
Less: Accumulated amortization	(35,886)	(14,814)
Intangible assets, net	$1,430,449	$1,496,399

Amortization expense related to intangible assets was $21,836 and $7,714 for the nine months ended March 31, 2020 and 2019, respectively.

Amortization expense related to intangible assets was $7,164 and $7,714 for the three months ended March 31, 2020 and 2019, respectively.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of March 31, 2020, land use right was pledged as collateral for bank loans (See Note 8).

NOTE 8 – SHORT-TERM BANK LOAN

On November 12, 2018, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.5 million (RMB 18 million) for a year with annual interest rate of 5.22%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. The loan was renewed for one year from November 19, 2019 to November 18, 2020.

NOTE 9 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the nine months ended March 31, 2020, the Company purchased $1,642,532 and $37,495 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of March 31, 2020. The amounts of $1,642,532 and $37,495 were included in the cost of revenue for the nine months ended March 31, 2020.

During the nine months ended March 31, 2019, the Company’s subsidiaries, Lisite Science and Baileqi Electronic, purchased $1,610,058 and $629,438 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of March 31, 2019. The amounts of $1,610,058 and $565,165 were included in the cost of revenue for the nine months ended March 31, 2019.

During the three months ended March 31, 2020, the Company purchased $177,995 and $0 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of March 31, 2020. The amounts of $177,995 and $0 were included in the cost of revenue for the three months ended March 31, 2020.

During the three months ended March 31, 2019, Lisite Science and Baileqi Electronic purchased $0 and $112,176 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.7% and 1.3% respectively of the Company’s outstanding common stock as of March 31, 2019. The amounts of $0 and $111,116 were included in the cost of revenue for the three months ended March 31, 2019.

During the three and nine months ended March 31, 2019, the Company’s subsidiary, Changchun Fangguan Photoelectric Display Technology Co. Ltd ("Fangguan Photoelectric"), purchased $0 and $1,498,744 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company on December 27, 2018 (See Note 3). The president of Fangguan Electronics was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amounts of $0 and $1,130,052 were included in the cost of revenue for the three and nine months ended March 31, 2019.

Advances to suppliers - related parties

Lisite Science made advances of $264,797 and $269,498 to Keenest for future purchases as of March 31, 2020 and June 30, 2019, respectively.

Sales to related party and accounts receivable from related party

During the nine months ended March 31, 2020 and 2019, Baileqi Electronic sold materials of $718,194 and $93,838 respectively to Shenzhen Baileqi S&T. During the three months ended March 31, 2020 and 2019, Baileqi Electronic sold materials of $73,802 and $0 respectively to Shenzhen Baileqi S&T. The trade-related balance receivable from Shenzhen Baileqi S&T was $420,906 and $340,026 as of March 31, 2020 and June 30, 2019, respectively.

During the three and nine months ended March 31, 2019, Fangguan Photoelectric sold products of $0 and $22,059 to Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company on December 27, 2018 (See Note 3).

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

		March 31, 2020	June 30, 2019

Ben Wong	(1)	$143,792	$143,792
Yubao Liu	(2)	452,544	498,769
Xin Sui	(3)	2,016	2,016
Baozhen Deng	(4)	6,606	3,900
Baozhu Deng	(5)	-	5,303
Jialin Liang	(6)	900,747	928,314
Xuemei Jiang	(7)	505,286	520,750
Liang Zhang	(8)	-	625
Zijian Yang	(9)	-	1,869
Shikui Zhang	(10)	21,732	-
		$2,032,723	$2,105,338

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

During the nine months ended March 31, 2020, Yubao Liu was refunded $46,225 by Welly Surplus and Well Best after netting off his advances to Well Best. Baileqi Electronic refunded $5,303 to Baozhu Deng and Baozhen Deng advanced $2,706 to Baileqi Electronic. Shizhe New Energy refunded $625 and $1,869 to Liang Zhang and Zijian Yang respectively. Shikui Zhang advanced $21,732 to Shizhe New Energy.

During the nine months ended March 31, 2019, Yubao Liu advanced $327,286 to Well Best. Baileqi Electronic borrowed $4,470 from Baozhu Deng. In addition, Baozhen Deng refunded $7,680 to Baileqi Electronic. Liang Zhang and Zijian Yang advanced $7,370 and $4,856 to Shizhe New Energy, respectively. Jialin Liang advanced $270,112 (RMB 1.8 million) to Fangguan Electronics.

NOTE 10 – CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues (goods sold and services) and its outstanding balance of accounts receivable are presented as follows:

	For the Nine Months Ended March 31, 2020		As of March 31, 2020

	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$2,047,553	12%	$24,960	1%
Customer B	2,009,817	11%	376,704	10%
Total	$4,057,370	23%	$401,664	11%

	For the Nine Months Ended March 31, 2019		As of March 31, 2019

	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$1,497,073	19%	$-	-%
Customer B	2,603,631	33%	205,266	7%
Total	$4,100,704	52%	$205,266	7%

	For the Three Months Ended March 31, 2020		As of March 31, 2020

	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$315,541	11%	$24,960	1%
Customer B	748,422	27%	376,704	10%
Total	$1,063,963	38%	$401,664	11%

	For the Three Months Ended March 31, 2019		As of March 31, 2019

	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$654,209	23%	$205,266	7%
Customer B	320,756	11%	149,798	5%
Total	$974,965	34%	$355,064	12%

Primarily all customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance of accounts payable are presented as follows:

	For the Nine Months Ended March 31, 2020		As of March 31, 2020
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$1,642,532	12%	$-	-%
Supplier B	2,582,034	19%	-	-%
Total	$4,224,566	31%	$-	-%

	For the Nine Months Ended March 31, 2019		As of March 31, 2019
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$1,610,058	23%	$-	-%
Supplier B - related party	1,498,744	21%	-	-%
Supplier C	1,165,459	16%	79,965	2%
Total	$4,274,261	60%	$79,965	2%

	For the Three Months Ended March 31, 2020		As of March 31, 2020
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$413,924	18%	$-	-%
Total	$413,924	18%	$-	-%

	For the Three Months Ended March 31, 2019		As of March 31, 2019
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$366,985	15%	$79,965	2%
Supplier B	231,080	9%	347,047	10%
Total	$598,065	24%	$427,012	12%

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

For the three and nine months ended March 31, 2020 and 2019, there is no assessable income chargeable to profit tax in United States of America. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three-year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2016 and after were still open to audit as of March 31, 2020.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the three and nine months ended March 31, 2020 and 2019, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company’s subsidiaries in China are subject to a unified income tax rate of 25%. Fangguan Electronics was certified as high-tech enterprises for three years from November 2016 to November 2019 and is taxed at a unified income tax rate of 15%. Fangguan Electronics has renewed the high-tech enterprise certificate which granted it the tax rate of 15% for the three whole calendar years of 2019 to 2021.

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company's effective tax rate is as follows:

	For the Nine Months Ended March 31,
	2020	2019

Tax at U.S. statutory rate	$76,062	$72,306
Tax rate difference between foreign operations and U.S.	(88,730)	21,437
Change in valuation allowance	168,429	36,163
Permanent difference	(4,274)	9,339
Effective tax	$151,487	$139,245

The provisions for income taxes are summarized as follows:

	For the Nine Months Ended March 31,
	2020	2019
Current	$150,181	$154,977
Deferred	1,306	(15,732)
Total	$151,487	$139,245

As of March 31, 2020, the Company has approximately $1,959,000 net operating loss carryforwards available in the U.S., Hong Kong and China to reduce future taxable income which will begin to expire from 2035. Except for the net operating loss carryforwards of $209,542 from Fangguan Electronics and Shizhe New Energy incurred in the three months ended March 31, 2020, it is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entities which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets except for the deferred tax assets of Fangguan Electronics and Shizhe New Energy of $51,460 as of March 31, 2020.

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the nine months ended March 31, 2020 and 2019 as it has no taxable income in the U.S.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, the Company has re-measured its deferred tax assets on net operating loss carry forwards in the U.S at the lower enacted cooperated tax rate of 21%. However, this re-measurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the 2017 Tax Act implemented a modified territorial tax system and imposing a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. The 2017 Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits.

The Company has determined that this one-time Toll Charge has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings at either of the two testing dates of November 2, 2017 and December 31, 2017.

For purposes of the inclusion of GILTI, the Company has determined that the Company has no taxable off-shore earnings as of March 31, 2020 and 2019, respectively. Therefore, this is no accrual of US income tax for GILTI as of March 31, 2020.

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

NOTE 12 - CONVERTIBLE DEBT

Convertible notes

As of March 31, 2020, convertible notes payable consists of:

		Note Balance	Debt discount	Carrying Value

Power Up Lending Group Ltd	(1)	$69,000	$(16,031)	$52,969
Firstfire Global Opportunities Fund LLC	(2)	165,000	(73,934)	91,066
Power Up Lending Group Ltd	(3)	53,000	(24,036)	28,964
Crown Bridge Partners	(4)	55,000	(27,056)	27,944
Morningview Financial LLC	(5)	165,000	(105,441)	59,559
BHP Capital NY	(6)	102,900	(61,069)	41,831
Labrys Fund, LP	(7)	146,850	(101,756)	45,094
Total		$756,750	$(409,323)	$347,427

(1)	On July 25, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $103,000 and received $94,840 in cash on August 1, 2019 after deducting legal fees and other costs. The convertible note bears interest rate at 6% per annum and due on July 25, 2020. The convertible note can be converted into shares of the Company’s common stock at 65% of the average of the two lowest trading prices during the fifteen trading day prior to the conversion date.

During the three months ended March 31, 2020, Power Up Lending Group Ltd elected to convert $34,000 of the principal amount of the convertible notes into 40,057 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $15,074. (See Note 13)

(2)	On September 11, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $165,000 and received $143,500 in cash on September 18, 2019 after deducting an original issue discount in the amount of $15,000 (the “OID”), legal fees and other costs. The convertible note bears interest rate at 5% per annum and payable in one year. Conversion price shall be equal to the lower of (i) $2.00 or (ii) 75% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the date of the respective conversion.

(3)	On November 4, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $53,000 and received $47,350 in cash on November 12, 2019 after deducting legal fees and other costs. The convertible note bears interest rate at 6% per annum and due on November 4, 2020. The convertible note can be converted into shares of the Company’s common stock at 65% of the average of the two lowest trading prices during the fifteen trading day prior to the conversion date.

(4)	On November 12, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount sum up to $165,000 with a purchase price sum up to $156,750. During November 2019, First Tranche of the agreement was executed in the principal amount of $55,000 and the Company received $50,750 in cash on November 15, 2019 after deducting an OID in the amount of $2,750, legal fees and other costs. The convertible note bears interest rate at 5% per annum and due on November 12, 2020. The convertible note can be converted into shares of the Company’s common stock at 75% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the date of the respective conversion.

(5)	On November 20, 2019, the Company entered into a Securities Purchase Agreement with Morningview Financial, LLC to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $165,000 and received $153,250 in cash on November 22, 2019 after deducting an OID in the amount of $8,250, legal fees and other costs. The convertible note bears interest rate at 5% per annum and due on November 20, 2020. Conversion price shall be equal to the lower of (i) $2.00 or (ii) 75% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the date of the respective conversion.

(6)	On December 3, 2019, the Company entered into a Securities Purchase Agreement with BHP Capital NY, Inc to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $102,900 and received $95,500 in cash on December 13, 2019 after deducting and OID in the amount of $4,900, legal fees and other costs. The convertible note bears interest rate at 5% per annum and due on December 3, 2020. The convertible note can be converted into shares of the Company’s common stock at 75% of the average of the two lowest trading prices during the fifteen trading day prior to the conversion date.

(7)	On January 10, 2020, the Company entered into a convertible promissory note with Labrys Fund, LP to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $146,850 and received $137,000 in cash on January 13, 2020 after deducting an OID in the amount of $7,350, legal fees and other costs. The note is due on January 10, 2021 and bears interest at 5% per annum. The conversion price shall be equal to 75% multiplied by the lesser of the lowest closing bid price or lowest traded price of the Common Stock during the twenty (20) consecutive trading day period immediately preceding the date of the respective conversion.

For the three and nine months ended March 31, 2020, the Company recorded the amortization of debt discount of $170,138 and $351,474 for the convertible notes issued, which were included in other income and expenses in the consolidated statement of comprehensive income (loss).

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

The change of derivative liabilities is as follows:

Issued during the nine months ended March 31, 2020	$555,696
Converted	(22,242)
Change in fair value recognized in operations	(86,602)
Balance at March 31, 2020	$446,852

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model at issuance date and March 31, 2020, using the following assumptions:

Estimated dividends	None
Expected volatility	55.87% to 75.76%
Risk free interest rate	0.70% to 2.08%
Expected term	3.8 to 12 months

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

In connection with the issuance of the $146,850 convertible promissory note on January 10, 2020, Labrys Fund, LP is entitled, upon the terms and subject to the limitations on exercise and the conditions set forth in the agreement, at any time on or after the date of issuance hereof to purchase from the Company up to 68,750 shares of common stock. Exercise price shall be $2.80, and the warrants can be exercised within 5 years which is before January 10, 2025.

The estimated fair value of the warrants was valued using the Black-Scholes option pricing model at grant date, using the following assumptions:

Estimated dividends	None
Expected volatility	56.23% to 71.08%
Risk free interest rate	1.73% to 1.92%
Expected term	5 years

Since the warrants can be exercised at $2.4 or $2.8 and are not liabilities, the face value of convertible notes was allocated between convertible note and warrant based on the fair values of the conversion debt and warrants. Accordingly, $147,492 was allocated to warrants and recorded in additional paid in capital account during the nine months ended March 31, 2020.

The details of the outstanding warrants are as follows:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (years)

Outstanding at July 1, 2019	-	$-	-
Granted	229,166	2.68	5
Exercised	-	-	-
Cancelled or expired	-	-	-
Outstanding at March 31, 2020	229,166	$2.68	4.45 to 4.78

NOTE 13 – STOCKHOLDER’S EQUITY

Stock Issued for Services

The Company engaged Maxim Group LLC as its financial advisor to assist the Company in articulating its growth strategy to the investment community and up-list its securities to a National Securities Exchange. On February 10, 2020, the Company issued 150,000 shares of common stock valued at $262,500 to Maxim Group LLC as a part of its compensation. The share-based compensation is amortized over service period from December 16, 2019 to November 30, 2020 and the amortization expense was $79,891 for the three and nine months ended March 31, 2020.

Stock Issued for Conversion of Convertible Debt

On January 31, 2020, the Company issued a total of 12,775 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $12,000 according to the conditions of the convertible note dated as July 25, 2019. The conversion resulted in a loss on extinguishment of debt of $7,813.

On February 18, 2020, the Company issued a total of 11,834 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $10,000 according to the conditions of the convertible note dated as July 25, 2019. The conversion resulted in a loss on extinguishment of debt of $2,901.

On February 28, 2020, the Company issued a total of 15,448 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $12,000 according to the conditions of the convertible note dated as July 25, 2019. The conversion resulted in a loss on extinguishment of debt of $4,360.

NOTE 14 – SEGMENT INFORMATION

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

The following tables provide the business segment information for the three and nine months ended March 31, 2020 and 2019.

	For the Nine Months Ended March 31, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$1,719,127	$15,236,570	$629,771	$-	$17,585,468
Cost of Revenues	1,642,532	12,786,020	421,642	-	14,850,194
Gross profit	76,595	2,450,550	208,129	-	2,735,274
Operating expenses	10,094	1,491,200	25,326	497,501	2,024,121
Income (loss) from operations	66,501	959,350	182,803	(497,501)	711,153
Net income (loss)	$59,915	$779,838	$165,603	$(794,644)	$210,712

	For the Nine Months Ended March 31, 2019
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$1,831,387	$5,749,983	$260,067	$-	$7,841,437
Cost of Revenues	1,630,188	4,789,880	197,947	-	6,618,015
Gross profit	201,199	960,103	62,120	-	1,223,422
Operating expenses	11,728	574,524	39,270	219,172	844,694
Income (loss) from operations	189,471	385,579	22,850	(219,172)	378,728
Net income (loss)	$141,214	$261,823	$21,204	$(219,170)	$205,071

	For the Three Months Ended March 31, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$181,033	$2,561,267	$9,870	$-	$2,752,170
Cost of Revenues	177,995	2,256,426	72,097	-	2,506,518
Gross profit (loss)	3,038	304,841	(62,227)	-	245,652
Operating expenses	3,960	377,641	8,109	248,935	638,645
Loss from operations	(922)	(72,800)	(70,336)	(248,935)	(392,993)
Net income (loss)	$347	$(83,297)	$(64,462)	$(488,810)	$(636,222)

	For the Three Months Ended March 31, 2019
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$-	$2,760,934	$133,868	$-	$2,894,802
Cost of Revenues	-	2,184,085	87,295	-	2,271,380
Gross profit	-	576,849	46,573	-	623,422
Total operating expenses	2,882	486,969	26,403	34,675	550,929
Income (loss) from operations	(2,882)	89,880	20,170	(34,675)	72,493
Net income (loss)	$(2,866)	$39,811	$18,792	$(34,673)	$21,064

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

During the three months ended March 31, 2020 and 2019, total revenues were $2,752,170 and $2,894,802 respectively. The total revenues decreased by $142,632 or 5% from the three months ended March 31, 2019 to the three months ended March 31, 2020. During the three months ended March 31, 2020, COVID-19 affected the operational and financial performance of the Company: PRC national economic shutdown that was imposed to limit the spread of COVID-19 from this early February to mid-March. At the same time we temporarily closed all of our factories as transportations in or out of them were suspended, and experienced an unprecedented “supplier chain break”. Since the restarting of our operations near the end of this March, our financial performances have been recovering continuously while transportations have returned to normal, all of the supplier chain restored and all of our factories resumed working.

During the nine months ended March 31, 2020 and 2019, total revenues were $17,585,468 and $7,841,437 respectively. The total revenues increased by $9,744,031 or 124% from the nine months ended March 31, 2019 to the nine months ended March 31, 2020.

Among the significant increase of $9,744,031 in total revenues for the nine months ended March 31, 2020 compared to 2019, $11,581,460 increase was the revenue from Fangguan Electronics which was acquired on December 27, 2018. The acquisition expanded the Company’s operations in the fields of LCM in the PRC and significantly increased the volume of goods (LCD, etc.) being sold.

The increase in total revenues due to acquisition of Fangguan Electronics was partially offset by the decreases of $1,837,429 related to the other business (excluding Fangguan Electronics) for the nine months ended March 31, 2020 compared to 2019. After Fangguan Electronics was acquired, all business of Fangguan Photoelectric was replaced by Fangguan Electronics, which caused total revenues to decrease by $2,407,535 respectively for the nine months ended March 31, 2020.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the three months ended March 31, 2020 and 2019, the total cost of revenues was $2,506,518 and $2,271,380, respectively. The total cost of revenues increased by $235,138 or 10% from the three months ended March 31, 2019 to the three months ended March 31, 2020.

During the nine months ended March 31, 2020 and 2019, the total cost of revenues was $14,850,194 and $6,618,015 respectively. The total cost of revenues increased by $8,232,179 or 124% from the nine months ended March 31, 2019 to the nine months ended March 31, 2020.

Among the significant increase of $8,232,179 in total cost of revenues for the nine months ended March 31, 2020 compared to 2019, $9,991,514 increase can be directly attributed to the acquisition of Fangguan Electronics on December 27, 2018.

The increase in total cost of revenues due to acquisition of Fangguan Electronics was partially offset by the decreases of $1,759,335 related to the other business (excluding Fangguan Electronics) for the nine months ended March 31, 2020 compared to 2019. After Fangguan Electronics was acquired, all business of Fangguan Photoelectric was replaced by Fangguan Electronics, which caused total cost of revenues to decrease by $2,076,990 for the nine months ended March 31, 2020.

Gross Profit

During the three months ended March 31, 2020 and 2019, the gross profit was $245,652 and $623,422, respectively.

Our gross profit margin was 9% for the three months ended March 31, 2020 as compared to 22% for the three months ended March 31, 2019.

The decrease in both gross profit and gross profit margin can be attributed to the fact that starting from second fiscal quarter, the Company adopted the new business strategy to have low gross profits and increase sales volume.

During the nine months ended March 31, 2020 and 2019, the gross profit was $2,735,274 and $1,223,422 respectively.

Our gross profit margin maintained at 16% during both the nine months ended March 31, 2020 and the nine months ended March 31, 2019.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended March 31, 2020 and 2019, selling, general and administrative expenses were $499,616 and $392,367, respectively.

During the nine months ended March 31, 2020 and 2019, selling, general and administrative expenses were $1,378,241 and $686,132, respectively.

The difference can be attributed to the depreciation and amortization expenses, payroll expenses, professional fees and other expenses incurred during the three and nine months ended March 31, 2020 after Fangguan Electronics became a variable interest entity of the Company on December 27, 2018.

Research and Development Expenses

Our research and development expenses are mainly comprised of payroll expenses of research staff, and other miscellaneous expenses.

During the three months ended March 31, 2020 and 2019, research and development expenses were $139,029 and $158,562, respectively.

During the nine months ended March 31, 2020 and 2019, research and development expenses were $645,880 and $158,562, respectively. All research and development expenses were incurred by Fangguan Electronics.

Other Incomes (Expenses)

Other expenses consisted of interest expense, net of interest income and loss on extinguishment of debt. Other incomes consisted primarily of a change in fair value of derivative liability and subsidy income.

During the three months ended March 31, 2020 and 2019, other incomes (expenses) were $(273,191) and $(34,412), respectively.

During the nine months ended March 31, 2020 and 2019, other incomes (expenses) were $(348,954) and $(34,412), respectively.

The difference of interest expense was mainly due to the new issuances of convertible notes during the three and nine months ended March 31, 2020. In addition, the acquisition of Fangguan Electronics on December 27, 2018 also contributed to the increase of interest expense as Fangguan Electronics borrowed short-term bank loan during the three and nine months ended March 31, 2020.

The subsidy income was from Fangguan Electronics which received government subsidies in July and December 2019.

The change in fair value of derivative liability can be attributed to the new issuances of convertible notes during the three and nine months ended March 31, 2020.

The loss on extinguishment of debt can be attributed to the conversion of convertible notes in the principal amount of $34,000 during the three and nine months ended March 31, 2020.

Net Income (Loss)

During the three months ended March 31, 2020 and 2019, our net income (loss) was $(636,222) and $21,064, respectively.

The change can be attributed to the decrease in gross profits and the increase of expenses during the three months ended March 31, 2020.

During the nine months ended March 31, 2020 and 2019, our net income was $210,712 and $205,071, respectively.

The difference can be attributed to increase in gross profits netting off by the increase of expenses during the nine months ended March 31, 2020 due to the acquisition of Fangguan Electronics.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the nine months ended March 31, 2020, net cash provided by operating activities was $641,370 compared to net cash used in operating activities of $900,588 for the nine months ended March 31, 2019. The change was mainly due to the increase of $5,641 in the net income, an increase of $766,310 resulting from adjustments to net income for non-cash items, and a decrease of $770,007 in cash outflow from changes in operating assets and liabilities in the nine months ended March 31, 2020 compared to same period in 2019.

Cash Flow from Investing Activities

During the nine months ended March 31, 2020, net cash used in investing activities was $71,895 compared to net cash provided by investing activities of $649,216 for the nine months ended March 31, 2019. Cash used in the acquisition of the equipment increased by $155,235 in the nine months ended March 31, 2020 compared to same period in 2019 due to acquisition of Fangguan Electronics. In addition, the Company also received cash of $687,591 in December 2018 due to the acquisition of Fangguan Electronics.

Cash Flow from Financing Activities

During the nine months ended March 31, 2020, cash provided by financing activities was $787,503, which was primarily due to the proceeds received from issuance of convertible notes. During the nine months ended March 31, 2019, the Company received $588,062 in cash for financing activities, which was primarily attributable to the proceeds from the related party loans offsetting by the return of capital to non-controlling interests.

As of March 31, 2020, we have a working capital of $1,828,672.

Our total current liabilities as of March 31, 2020 were $8,202,791 and mainly consist of $2,540,543 for a short-term bank loan, $2,569,420 in accounts payable, the amount due to related parties of $2,032,723, the convertible notes payable net of debt discount and loan cost of $347,427, the derivative liability of $446,852. The Company’s President is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all unregistered securities sold since January 1, 2020:

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

On February 18, 2020, the Company issued a total of 11,834 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $10,000 according to the conditions of the convertible note dated as July 25, 2019.

On February 28, 2020, the Company issued a total of 15,448 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $12,000 according to the conditions of the convertible note dated as July 25, 2019.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

Ionix Technology, Inc.

Date: May 15, 2020	By:	/s/ Cheng Li
Name: Cheng Li Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: May 15, 2020	By:	/s/ Cheng Li
Name: Cheng Li Title: Chief Executive Officer, Director

Date: May 15, 2020	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer

Date: May 15, 2020	By:	/s/ Yan Yang
Name: Yan Yang Title: President and Treasurer
Date: May 15, 2020	By:	/s/ Yubao Liu
Name: Yubao Liu Title: Director

Date: May 15, 2020	By:	/s/ Jialin Liang
Name: Jialin Liang Title: Director

Date: May 15, 2020	By:	/s/ Xuemei Jiang
Name: Xuemei Jiang Title: Director

Date: May 15, 2020	By:	/s/ Anthony Saviano
Name: Anthony Saviano Title: Independent Director

Date: May 15, 2020	By:	/s/ Hui Zhang
Name: Hui Zhang Title: Independent Director

Date: May 15, 2020	By:	/s/ Yongsheng Fu
Name: Yongsheng Fu Title: Director

Date: May 15, 2020	By:	/s/ Zhenyu Wang
Name: Zhenyu Wang Title: Independent Director

Date: May 15, 2020	By:	/s/ Qinghua Shi
Name: Qinghua Shi Title: Independent Director

