Form 10-K
period 2020-06-30
IONIX TECHNOLOGY, INC.
filed 2020-09-28
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 000-54485

IONIX TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 608. Block B, Times Square, No. 50 People Road, Zhongshan District, Dalian City,

Liaoning Province, China 116001

(Address of principal executive offices) (Zip Code)

+86-411 8807912 0

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 28, 2020, there were 116,100,917 shares of common stock issued and outstanding, par value $0.0001 per share.

As of September 28, 2020, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $106,925,663 based upon the price ($1.78) at which the common stock was last sold as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

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

On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Lisite Science Technology (Shenzhen) Co., Ltd ("Lisite Science"), a limited liability company formed under the laws of China on June 20, 2016. Well Best is the sole shareholder of Lisite Science. As a result, Lisite Science is an indirect, wholly-owned subsidiary of the Company. Lisite Science focused on marketing the high-end intelligent electronic equipment, specifically a power bank which is a 5 volt 2 amp, 20000mAh lithium ion battery powered portable device offering charging time of 12-18 hours that is intended to be utilized as a power source for electronic devices such as the iphone, ipad, mp3/mp4 players, PSP gaming systems, and cameras. Lisite Science commenced operations in September of 2016.

On November 7, 2016, the Company’s Board of Directors approved and ratified the incorporation of Shenzhen Baileqi Electronic Technology Co., Ltd. ("Baileqi Electronic"), a limited liability company formed under the laws of China on August 8, 2016. Well Best is the sole shareholder of Baileqi Electronic. As a result, Baileqi Electronic is an indirect, wholly-owned subsidiary of the Company. Baileqi Electronic focused on marketing the LCD and module for civil electronic products. The module of new energy power system refers to an LCD screen that is manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors. Baileqi Electronics commenced operations in September of 2016.On September 1, 2016, Baileqi Electronics entered into a manufacturing agreement with Shenzhen Baileqi Science and Technology Co., Ltd. ("Shenzhen Baileqi S&T") to manufacture products for Baileqi Electronics.

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

On February 20, 2018, the Company ratified and approved the appointment of Jialin Liang as President and a member of the board of directors of Changchun Fangguan Photoelectric Display Technology Co. Ltd ("Fangguan Photoelectric"). On February 20, 2018, the Company’s Board of Directors approved and ratified the incorporation of Fangguan Photoelectric. Fangguan Photoelectric is a wholly owned subsidiary of Well Best International Investment Limited and an indirect wholly-owned subsidiary of Ionix Technology, Inc. (the “Company”). Fangguan Photoelectric focused on marketing LCDs for the Company. In October 2018, Jialin Liang resigned as President and Director of Fangguan Photoelectric. Mr Biao Shang became his successor.

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

Brightness:300cd/mm(3S-13P)

View Direction:6O’clock

Industry Overview

Development trend of photoelectric display products:

IINX is active in promoting the worldwide application of green energy solutions. We are always pursuing more optimized green energy solutions together with our customers. Recently,we confront the rapid growth of the new energy industry, however, high and new technology and its relevant accessories still play pivotal roles in the existing industrial chain. In the meantime, we have also chosen a more extensive applied terminal product in new energy industry- the Liquid Crystal Displays (LCD), as an important composition part of our business.

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

There is a strong demand of thin film transistor (TFT) liquid crystal materials in the global market as well. TFT liquid crystal materials account for over 80% of total output value in the global liquid crystal materials market. With the rapid development of LCD television, laptop, desktop display and mobile communication, the demand of TFT liquid crystal panel keeps increasing. To measure and calculate on the basis of 80% of effective display area, a liquid crystal material usage of 4.5kg per square meter area of panel and an average price of 15,000 Yuan per kilogram for mixed liquid crystal materials, the quantity demand of global TFT mixed liquid crystals in 2016 was about 617 tons and market scale was around 9.3 billion Yuan. The global quantity of TFT mixed liquid crystals is estimated to be about 666 tons and the market scale will be about 10 billion Yuan in 2021.

 LCD-From China’s Perspective

China is one of the largest display panel producers in the world, according to the data provided by China Optics and Optoelectronics Industry Association LCB.Recently, the liquid crystal panels in mainland China reached the top rank in the world in terms of both revenue and output area. China is and has been a big display manufacturing country, however, China is now at a crucial time for change and attempting to evolve from a big country to a powerful display manufacturing country.China is developing out of a “catch up” position intoa phase of advance or qual footing with other competing countriesand has an opportunity to become an industrial leader in the near future. It is understood that in the past year, there were multiple panel manufacturing lines have been put into production or started construction in China, especially the Gen 10.5/11 panel manufacturing lines and many Gen 6 AMOLED manufacturing lines were under construction, which just brings China closer and closer to the position of being one of, if not the largest production regionsfor display panels in the world. China has a number of OLED panel lines put into production or expansion. The scale of investment in OLED is expected to reach $30 billion to $50 billion over the next 3-5 years. BOE, CSOT, Visionox, Tianma and many other manufacturers have launched products such as flexible display, full-screen display, special-shaped display and so on, the domestic high-end displays in China are developing rapidly. The capacity of display panels of China is expected to become the first among all the countries in 2021.

LCD-From Industrial Perspective

At present, the OLED panel Market for mobile phones is almost monopolized by South Korea, with Samsung display accounting for 93.5% and LGD accounting for 2.1%. The influence of Chinese manufacturers is very small, with 2.0% of VINSIONOX, 1.4% of EverDisplay Optronics (EDO) and 0.6% of BOE, which together are less than 5%. From 2019, China began to exert influence on the OLED market. It is estimated that BOE's shipment will reach 50 million pieces (with an annual increase of 1900%), EDO 30 million (with an annual increase of 417%), Vinsionox's 20 million pieces (with an annual increase of 150%), and Tianma's 10 million pieces (with an annual increase of 1011%).

Distribution Methods of Products

The Company’s products are currently directly shipped from the manufacturers to the distributors and retailers. Marketing and sales departments were established through the Company’s indirect subsidiaries to cope with the growth of the Company. We explore thepotential customer bases using internal resources. Currently, we have both the long-term contracts with our customers and manufacture according to the purchase orders received. In the future, we will continue to seek additional channels of distribution for our products to include wholesale stores and mass retailers. The Company plans to focus primarily on distributing its products regionally, starting in Greater China, and will then seek to expand its distribution channels across the U.S. and internationally.

Manufacturing

In the next decade, a new high-end TFT-OLED product will dominate the market demand. The company has been seeking the opportunities of implementation of OLED production lines in Shenzhen. Upon the completion of the projected OLED production lines construction, the company will build and expand itself on LCD production base in northern China and OLED production base in southern China.

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

The Company, Baileqi Electronics, Fangguan Electronics and Lisite Science acquire materials from the following list of principal suppliers, dependent on availability and price points:

•	Panshi Tengfei Electronics Ltd
•	Keenest
•	Shenzhen Yonglitong Electric Technology Ltd.

•	Shenzhen Huachuang Zhongwei Electric Ltd.

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

Employees of the Company

The Company has no significant employees other than our officers and directors. As of June 30, 2020, the Company has no employees, however, our indirect subsidiary Baileqi Electronic has four employees, Lisite Science has three employees, Fangguan Photoelectric has 2 employees as of June 30, Fangguan Electronics has about 188 employees and Dalian Shizhe New Energy has 6 employees. We intend to increase the size of our management team and hire additional employees in the future to manage the continued growth of our company and to increase our sales force and marketing efforts.

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

Our mailing address in the US is that of our registered agent, at 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas, NV 89169. We changed our address from No. 279 Zhongnan Road to Rm 608, Block B, Times Square, No. 50 People Road Zhongshan District, Dalian City, Liaoning Province, China..

One of our subsidiary office in China consists of 7,500 square feet (701 square meters) of office and warehouse space located at 4F, Tea Tree B Building, Guwu Sanwei Industrial Park, Xixiang Street, Baoan District, Shenzhen, Guangdong Province, China 518000. This office is leased by Baileqi Electronic, our indirect subsidiary, for approximately $30,000 (RMB210,300) annually. This lease will expire on May 31, 2021. Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020. On July 20, 2020, Lisite Science further extended the lease with Keenest for one more year until July 20, 2021 with annual rent of approximately $1,500 (RMB10,000).

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

Fiscal Quarter	High	Low
First Quarter (Jul. 1, 2018– Sept. 30, 2018)	$2.50	$1.75
Second Quarter (Oct. 1, 2018 – Dec. 31, 2018)	2.47	2.05
Third Quarter (Jan. 1, 2019– Mar. 31, 2019)	3.00	2.50
Fourth Quarter (Apr. 1, 2019– Jun. 30, 2019)	2.70	2.11

First Quarter (Jul. 1, 2019– Sept. 30, 2019)	$2.00	$1.70
Second Quarter (Oct. 1, 2019– Dec. 31, 2019)	$1.93	$1.33
Third Quarter (Jan. 1, 2020 – Mar. 31, 2020)	$1.85	$0.95
Fourth Quarter (Apr. 1, 2020 – Jun. 30, 2020)	$1.91	$0.975

Record Holders

As of June 30, 2020, the approximate number of registered holders of our common stock was 189. As of June 30, 2020, there were 114,174,265 shares of common stock issued and outstanding and there were 5,000,000 shares of preferred stock issued and outstanding. There were no shares of common stock subject to outstanding warrants, and there were no shares of common stock subject to outstanding stock options.

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

In December 2019, the Company engaged Maxim Group LLC (“Maxim”) for financial advisory and investment banking services to assist the Company in articulating its growth strategy to the investment community and up-list its securities to a National Securities Exchange. On February 10, 2020, the Company issued 150,000 shares of common stock valued at $262,500 to Maxim Group LLC as a part of its compensation for the services. On May 19, 2020, the Company and Maxim mutually agreed to terminate all rights and obligations under their agreements and in May 2020, Maxim returned 75,000 shares of common stock shares to the Company for cancellation.

On February 18, 2020, the Company issued a total of 11,834 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $10,000 according to the conditions of the convertible note dated as July 25, 2019.

On February 28, 2020, the Company issued a total of 15,448 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $12,000 according to conditions of the convertible note dated as July 25, 2019.

On May 19, 2020, the Company issued a total of 16,484 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $15,000 according to the conditions of the convertible note dated as July 25, 2019.

On May 29 2020, the Company issued a total of 19,724 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $15,000 according to the conditions of the convertible note dated as July 25, 2019.

On June 18, 2020, the Company issued a total of 20,000 shares of common stock to Crown Bridge Partners, LLC for the conversion of debt in the principal amount of $3,615.6 according to the conditions of the convertible note dated as November 12, 2019.

On July 9, 2020, the Company issued a total of 42,079 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $20,000 according to the conditions of the convertible note dated as July 25, 2019.

On July 13, 2020, the Company issued a total of 68,500 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $37,503.75 according to the conditions of the convertible note dated as January 10, 2020.

On August 19, 2020, the Company issued a total of 222,891 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in $19,000.00 of the principal amount of the Note together with $4,916.22 of accrued and unpaid interest thereto, totaling $23,916.22 according to the conditions of the convertible note dated as July 25, 2019.

On August 20,2020, the Company issued a total of 600,000 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $54,180 according to the conditions of the convertible note dated as January 10, 2020. The remaining principal balance due under this convertible note after these conversions is $55,166.

On September 1, 2020, the Company issued a total of 75,000 shares of common stock to Firstfire Global Opportunities Fund LLC for the conversion of debt in the principal amount of $10,200 according to the conditions of the convertible note dated as September 11, 2019.

On September 14, 2020, the Company issued a total of 350,000 shares of common stock to Firstfire Global Opportunities Fund LLC for the conversion of debt in the principal amount of $13,550 according to the conditions of the convertible note dated as September 11, 2019.The remaining principal balance due under this convertible note after these conversions is $141,250.

On September 24, 2020, the Company issued a total of 568,182 shares of common stock to Morningview Financial, LLC for the conversion of debt in the principal amount of $15,000 according to the conditions of the convertible note dated as November 20, 2019.The remaining principal balance due under this convertible note after these conversions is $150,000.

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

Results of Operation for the Years Ended June 30, 2020 and 2019

Revenues

During the year ended June 30, 2020, COVID-19 affected the operational and financial performance of the Company: PRC national economic shutdown that was imposed to limit the spread of COVID-19 from this early February to mid-March. At the same time we temporarily closed all of our factories while transportations in or out of them were suspended, and experienced an unprecedented “supplier chain break”. Since the restarting of our operations near the end of this March, our financial performances have been recovering continuously while transportations have returned to normal, all of the supplier chain were restored and all of our factories resumed working.

During the years ended June 30, 2020 and 2019, total revenues were $20,599,228 and $12,348,492 respectively. The total revenues increased by $8,250,736 or 67% from the year ended June 30, 2019 to the year ended June 30, 2020.

Among the significant increase of $8,250,736 in total revenues for the year ended June 30, 2020, $11,282,104 increase was the revenue from Fangguan Electronics which was acquired on December 27, 2018. The acquisition expanded the Company’s operations in the fields of LCM in the PRC and significantly increased the volume of goods (LCD, etc.) being sold.

The increase in total revenues due to acquisition of Fangguan Electronics was partially offset by the decreases of $3,031,369 related to the other business (excluding Fangguan Electronics) for the year ended June 30, 2020 compared to 2019. After Fangguan Electronics was acquired, all business of Fangguan Photoelectric was replaced by Fangguan Electronics, which caused total revenues to decrease by $2,378,359 respectively for the year ended June 30, 2020.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the year ended June 30, 2020 and 2019, the total cost of revenues was $17,506,433 and $10,153,217, respectively. The total cost of revenues increased by $7,353,216 or 72 % from the year ended June 30, 2019 to the year ended June 30, 2020.

Among the significant increase of $7,353,216 in total cost of revenues for the year ended June 30, 2020 compared to 2019, $9,986,095 increase can be directly attributed to the acquisition of Fangguan Electronics on December 27, 2018.

The increase in total cost of revenues due to acquisition of Fangguan Electronics was partially offset by the decreases of $2,632,879 related to the other business (excluding Fangguan Electronics) for the year ended June 30, 2020 compared to 2019. After Fangguan Electronics was acquired, all business of Fangguan Photoelectric was replaced by Fangguan Electronics, which caused total cost of revenues to decrease by $2,053,837 for the year ended June 30, 2020.

Gross Profit

During the year ended June 30, 2020 and 2019, the gross profit was $3,092,795 and $2,195,275 respectively.

Our gross profit margin was at 15.0% during the year ended June 30, 2020 as compared to 17.8% for the year ended June 30, 2019.

The decrease in gross profit margin can be attributed to the fact that starting from second fiscal quarter, the Company adopted the new business strategy to have low gross profits and increase sales volume.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the year ended June 30, 2020 and 2019, selling, general and administrative expenses were $1,937,054 and $1,255,523, respectively.

The difference can be attributed to the depreciation and amortization expenses, payroll expenses, professional fees and other expenses incurred during the year ended June 30, 2020 after Fangguan Electronics became a variable interest entity of the Company on December 27, 2018.

Research and Development Expenses

Our research and development expenses are mainly comprised of payroll expenses of research staff, and other miscellaneous expenses.

During the year ended June 30, 2020 and 2019, research and development expenses were $805,570 and $323,309, respectively.

All research and development expenses were incurred by Fangguan Electronics.

Other Incomes (Expenses)

Other expenses consisted of interest expense, net of interest income and loss on extinguishment of debt. Other incomes consisted primarily of a change in fair value of derivative liability and subsidy income.

During the year ended June 30, 2020 and 2019, other incomes (expenses) were $(455,040) and $(69,371), respectively.

The difference of interest expense was mainly due to the new issuances of convertible notes during the year ended June 30, 2020. In addition, the acquisition of Fangguan Electronics on December 27, 2018 also contributed to the increase of interest expense as Fangguan Electronics borrowed short-term bank loan during the year ended June 30, 2020.

The subsidy income was from Fangguan Electronics which received government subsidies in July, December 2019 and May 2020.

The change in fair value of derivative liability can be attributed to the new issuances of convertible notes during the year ended June 30, 2020.

The loss on extinguishment of debt can be attributed to the conversion and restruction of convertible notes in the principal amount of $170,516 during the year ended June 30, 2020.

Net Income (Loss)

During the years ended June 30, 2020 and 2019, our net income (loss) was $(277,668) and $397,047, respectively.

The change can be attributed to the significant increase of interest expenses from the new issuances of convertible notes during the year ended June 30, 2020.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the year ended June 30, 2020, net cash provided by operating activities was $936,479 compared to net cash used in operating activities of $ 1,546,825 for the year ended June 30, 2019. The change was mainly due to an increase of $901,005 resulting from adjustments to net income for non-cash items, and a increase of $2,257,014 in cash inflow from changes in operating assets and liabilities in the year ended June 30, 2020 compared to same period in 2019.

Cash Flow from Investing Activities

During the year ended June 30, 2020, net cash provided by investing activities was $50,492 compared to net cash provided by investing activities of $2,084,752 for the year ended June 30, 2019. Cash used in the acquisition of the equipment increased by $152,859 in the year ended June 30, 2020 compared to same period in 2019 due to the expansion of the production line in Fangguan Electronics in 2020. In addition, the Company also received cash of $687,591 in December 2018 due to the acquisition of Fangguan Electronics.

Cash Flow from Financing Activities

During the year ended June 30, 2020, cash used in financing activities was $190,501, compared to net cash used in financing activities of $142,531. The change was primarily due to the repayment of bank loans of $3,271,381 during the year ended June 30, 2020.

As of June 30, 2020, we have a working capital of $1,583,538.

Our total current liabilities as of June 30, 2020 were $7,582,756 and mainly consist of $2,034,735 for a short-term bank loan, $2,637,792 in accounts payable, the amount due to related parties of $1,716,919, the convertible notes payable net of debt discount and loan cost of $514,390 , the derivative liability of $276,266. The Company’s major shareholder is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

We will require approximately $430,000 to fund our working capital needs as follows:

Audit and accounting	220,000
Legal Consulting fees	70,000
Salary and wages	100,000
Edgar/XBRL filing, transfer agent and miscellaneous	40,000
Total	$430,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis

Revenue recognition

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	2019	2020
Balance sheet items, except for equity accounts	6.8747	7.0795
Items in statements of comprehensive income (loss) and cash flows	6.7457	7.0307

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

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides entities the option to reclassify certain "stranded tax effects" resulting from the recent US tax reform from accumulated other comprehensive income ("AOCI") to retained earnings. Under the ASU, reporting entities will select an accounting policy to either reclassify all stranded tax effects caused by tax reform from AOCI to retained earnings, or continue recycling stranded effects (including those caused by tax reform) through earnings in future periods. Further, disclosure of either policy is required in all cases. The reclassification from AOCI to retained earnings is presented in the statement of shareholders equity. The ASU is effective for all entities in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for public business entities for which financial statements have not yet been issued, and for all other entities for which financial statements have not yet been made available for issuance. Entities have the option to record the reclassification either retrospectively to each period in which the income tax effects of tax reform are recognized, or at the beginning of the annual or interim period in which the amendments are adopted. The Company determined that the adoption of this new standard has no material impact on its consolidated statements and related disclosures.

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

IONIX TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Stockholders and Board of Directors of

Ionix Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ionix Technology, Inc. and subsidiaries ("the Company") as of June 30, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 2020 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Hackensack, New Jersey

September 28, 2020

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents (Note 3 re VIE)	$1,285,373	$509,615
Notes receivable (Note 3 re VIE)	125,798	120,182
Accounts receivable - non-related parties (Note 3 re VIE)	3,273,141	3,639,030
- related parties	-	340,026
Inventory (Note 3 re VIE)	3,263,850	3,379,146
Advances to suppliers - non-related parties (Note 3 re VIE)	540,259	129,423
- related parties	357,577	269,498
Prepaid expenses and other current assets (Note 3 re VIE)	320,296	269,495
Total Current Assets (Note 3 re VIE)	9,166,294	8,656,415

Property, plant and equipment, net (Note 3 re VIE)	6,573,937	7,508,637
Intangible assets, net (Note 3 re VIE)	1,424,404	1,496,399
Deferred tax assets (Note 3 re VIE)	20,743	54,361
Total Assets (Note 3 re VIE)	$17,185,378	$17,715,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan (Note 3 re VIE)	$2,034,735	$2,618,296
Accounts payable (Note 3 re VIE)	2,637,792	2,732,327
Advance from customers (Note 3 re VIE)	43,077	114,158
Convertible notes payable, net of debt discount and loan cost	514,390	-
Derivative liability	276,266	-
Due to related parties (Note 3 re VIE)	1,716,919	2,105,338
Accrued expenses and other current liabilities (Note 3 re VIE)	359,577	368,319
Total Current Liabilities (Note 3 re VIE)	7,582,756	7,938,438
Total Liabilities (Note 3 re VIE)	7,582,756	7,938,438

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 114,174,265 and 114,003,000 shares issued and outstanding as of June 30, 2020 and 2019, respectively	11,417	11,400
Additional paid in capital	9,243,557	8,829,487
Retained earnings	262,198	539,866
Accumulated other comprehensive loss	(357,011)	(45,840)
Total Stockholders' Equity attributable to the Company	9,160,661	9,335,413
Noncontrolling interest	441,961	441,961
Total Stockholders’ Equity	9,602,622	9,777,374
Total Liabilities and Stockholders’ Equity	$17,185,378	$17,715,812

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	June 30,
	2020	2019

Revenues (See Note 2 and Note 10 for related party amounts)	$20,599,228	$12,348,492

Cost of Revenues (See Note 10 for related party amounts)	17,506,433	10,153,217

Gross profit	3,092,795	2,195,275

Operating expenses
Selling, general and administrative expense	1,937,054	1,255,523
Research and development expense	805,570	323,309
Total operating expenses	2,742,624	1,578,832

Income from operations	350,171	616,443

Other income (expense):
Interest expense, net of interest income	(666,976)	(69,371)
Subsidy income	105,995	-
Change in fair value of derivative liability	151,899	-
Loss on extinguishment of debt	(45,958)	-
Total other expense	(455,040)	(69,371)

Income (loss) before income tax provision	(104,869)	547,072
Income tax provision	172,799	150,025
Net income (loss)	(277,668)	397,047

Other comprehensive loss
Foreign currency translation adjustment	(311,171)	(53,790)
Comprehensive income (loss)	$(588,839)	$343,257

Earnings (Loss) Per Share - Basic	$(0.00)	$0.00
Weighted average number of common shares outstanding - Basic	114,077,157	106,605,740

Earnings (Loss) Per Share - Diluted	$(0.00)	$0.00
Weighted average number of common shares outstanding - Diluted	113,928,477	106,605,740

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2018	5,000,000	$500	99,003,000	$9,900	$237,246	$142,819	$7,950	$-	$398,415

Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	-	-	15,000,000	1,500	8,650,396	-	-	441,961	9,093,857

Return of capital	-	-	-	-	(58,155)	-	-	-	(58,155)

Net income	-	-	-	-	-	397,047	-	-	397,047

Foreign currency translation adjustment	-	-	-	-	-	-	(53,790)	-	(53,790)

Balance at June 30, 2019	5,000,000	500	114,003,000	11,400	8,829,487	539,866	(45,840)	441,961	9,777,374

Stock warrants issued with convertible notes	-	-	-	-	147,492	-	-	-	147,492

Issuance of common stock for advisory services	-	-	75,000	7	131,243	-	-	-	131,250

Issuance of common stock for conversion of convertible notes	-	-	96,265	10	135,335	-	-	-	135,345

Net loss	-	-	-	-	-	(277,668)	-	-	(277,668)

Foreign currency translation adjustment	-	-	-	-	-	-	(311,171)	-	(311,171)

Balance at June 30, 2020	5,000,000	$500	114,174,265	$11,417	$9,243,557	$262,198	$(357,011)	$441,961	$9,602,622

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(277,668)	$397,047
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	752,251	372,896
Deferred taxes	32,268	(14,767)
Stock compensation for advisory services	131,250	-
Change in fair value of derivative liability	(151,899)	-
Loss on extinguishment of debt	45,958	-
Non-cash interest	500,675	-
Gain on disposal of property and equipment	(51,369)	-
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	262,427	(106,621)
Accounts receivable - related parties	332,483	(229,275)
Inventory	17,664	(419,953)
Advances to suppliers - non-related parties	(417,459)	39,913
Advances to suppliers - related parties	(96,541)	(72,405)
Prepaid expenses and other current assets	(59,004)	(191,410)
Accounts payable - non-related parties	(15,600)	(1,254,803)
Accounts payable - related parties	-	(196,373)
Advance from customers	(68,248)	33,868
Accrued expenses and other current liabilities	(709)	95,058
Net cash provided by (used in) operating activities	936,479	(1,546,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(193,697)	(40,838)
Acquisition of intangible assets	-	(1,670)
Proceeds received from sale of equipment	244,189	-
Cash received from acquisition	-	687,591
Cash received from subscription receivable in relation to acquisition	-	1,439,669
Net cash provided by investing activities	50,492	2,084,752

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	(9,156)	(53,865)
Proceeds from bank loans	2,760,036	-
Repayment of bank loans	(3,271,381)	-
Proceeds from issuance of convertible notes payable	722,190	-
Repayment of note payable	(46,374)	-
Return of capital to non-controlling interests	-	(58,155)
Repayment of loans from related parties	(345,816)	(30,511)
Net cash used in financing activities	(190,501)	(142,531)

Effect of exchange rate changes on cash	(20,712)	2,757

Net increase in cash and cash equivalents	775,758	398,153

Cash and cash equivalents, beginning of year	509,615	111,462

Cash and cash equivalents, end of year	$1,285,373	$509,615

Supplemental disclosure of cash flow information
Cash paid for income tax	$170,543	$267,440
Cash paid for interests	$140,330	$70,419

Non-cash investing and financing activities
Issuance of 15,000,000 shares of common stock in exchange for 95.14% ownership rights of a variable interest entity	$-	$8,651,896
Issuance of 75,000 shares of common stock for advisory services	$131,250	$-
Issuance of 96,265 shares of common stock for conversion of convertible notes	$135,345	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Acquisition

On December 27, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jialin Liang and Xuemei Jiang, each of whom are shareholders (the “Shareholders”) of Changchun Fangguan Electronics Technology Co., Ltd. (“Fangguan Electronics”). Pursuant to the terms of the Purchase Agreement, the Shareholders, who together own 95.14% of the ownership rights in Fangguan Electronics, agreed to execute and deliver the Business Operation Agreement, the Equity Interest Pledge Agreement, the Equity Interest Purchase Agreement, the Exclusive Technical Support Service Agreement (the “Services Agreement”) and the Power of Attorney, all together dated December 27, 2018 are referred to the “VIE Agreements”, to the Company in exchange for the issuance of an aggregate of 15,000,000 shares of the Company’s common stock, par value $.0001 per share, thereby causing Fangguan Electronics to become the Company’s variable interest entity. Together with VIE agreements, the Shareholders also agreed to convert shareholder loan of RMB 30 million (approximately $4.4 million) to capital and make cash contribution of RMB 9.7 million (approximately $1.4 million) to capital. The entirety of the transaction will hereafter be referred to as the “Transaction”. As a result of the Transaction, the Company is able to exert effective control over Fangguan Electronics and receive 100% of the net profits or net losses derived from the business operations of Fangguan Electronics. Fangguan Electronics manufactures and sells Liquid Crystal Module (" LCM") and LCD screens in China based in Changchun City, Jilin Province, People’s Republic of China. (See Note 3 and Note 9).

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

Cash and cash equivalents

Cash consists of cash on hand and cash in bank. Cash equivalents represent investment securities that are short-term, have high credit quality and are highly liquid. Cash equivalents are carried at fair market value and consist primarily of money market funds.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions may be taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2020 and 2019, the company has accounts receivable balance from non-related party of $3,273,141 and $3,639,030, net of allowance for doubtful accounts of $139,609 and $143,768, respectively. No bad debt expense was recorded during the years ended June 30, 2020 and 2019.

Inventories

Inventories consist of raw materials, working-in-process and finished goods. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets after taking into account their respective estimated residual value. The estimated useful life of the assets is as follows:

Buildings	10 – 20 years
Machinery and equipment	5 – 10 years
Office equipment	3 – 5 years
Automobiles	5 years

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

The following table disaggregates our revenue by major source for the years ended June 30, 2020 and 2019, respectively:

	For the Years Ended June 30,
	2020	2019
Sales of LCM and LCD screens - Non-related parties	$17,470,966	$8,819,979
Sales of LCM and LCD screens - Related parties	713,008	695,478
Sales of portable power banks	1,709,799	2,238,503
Service contracts	705,455	594,532
Total	$20,599,228	$12,348,492

All the operating entities of the Company are domiciled in the PRC. All the Company’s revenues are derived in the PRC during the years ended June 30, 2020 and 2019.

Cost of revenues

Cost of revenues includes cost of raw materials purchased, inbound freight cost, cost of direct labor, depreciation expense and other overhead. Write-down of inventory for lower of cost or net realizable value adjustments is also recorded in cost of revenues.

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

As of June 30, 2020 and 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

The new standard has no material effect on our consolidated financial statements as the Company does not have a lease with a term longer than 12 months as of June 30, 2020 (See Note 5).

Earnings (losses) per share

Basic earnings (losses) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (losses) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of convertible debt. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share or increase a net income per share.

The reconciliation of our basic to diluted weighted average common shares follows:

	For the Years Ended June 30
	2020	2019

Basic weighted average common shares	114,077,157	106,605,740
Effect of potentially dilutive securities
- Warrants	(148,680)	-
- Convertible notes	-	-
Diluted weighted average common shares	113,928,477	106,605,740

During the year ended June 30, 2020, the Company had outstanding convertible notes and warrants which represent 899,753 shares of commons stock, among which 670,587 shares of common stock for convertible notes were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2020	June 30, 2019

Balance sheet items, except for equity accounts	7.0795	6.8747

	Years Ended June 30,
	2020	2019

Items in statements of comprehensive income (loss) and cash flows	7.0307	6.7457

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

The Company has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement (See Note 13).

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

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides entities the option to reclassify certain “stranded tax effects” resulting from the recent US tax reform from accumulated other comprehensive income (“AOCI”) to retained earnings. Under the ASU, reporting entities will select an accounting policy to either reclassify all stranded tax effects caused by tax reform from AOCI to retained earnings, or continue recycling stranded effects (including those caused by tax reform) through earnings in future periods. Further, disclosure of either policy is required in all cases. The reclassification from AOCI to retained earnings is presented in the statement of shareholders equity. The ASU is effective for all entities in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for public business entities for which financial statements have not yet been issued, and for all other entities for which financial statements have not yet been made available for issuance. Entities have the option to record the reclassification either retrospectively to each period in which the income tax effects of tax reform are recognized, or at the beginning of the annual or interim period in which the amendments are adopted. The Company determined that the adoption of this new standard has no material impact on its consolidated statements and related disclosures.

Compensation—Stock Compensation. In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvement to Nonemployee Share-based Payment Accounting to amend the accounting for share-based payment awards issued to nonemployees. Under the revised guidance, the accounting for awards issued to nonemployees will be similar to the model for employee awards. The update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this new standard effective on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements.

Risk factor

Due to the outbreak of the Coronavirus Disease 2019 (COVID-19) in the PRC, the Company’s operational and financial performance, has been affected by the epidemic during the year ended June 30, 2020. The Company has been keeping continuous attention on the situation of the COVID-19, assessing and reacting actively to its impacts on the financial position and operating results of the Company as below:

•	During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from this early February to mid-March, our financial condition and results of operations were adversely affected. Since the restarting of our operation near the end of this March, our financial performances have been recovering continuously.

•	As the outbreak in China has been subsiding recently and the Chinese government responded with the package of support including tax-cut and financial assistance, we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on our future operating results or near-and-long-term financial condition. Up to the date of this report, the assessment is still in progress.

•	Since we restored our operation near the end of this March after signs that COVID-19 was under control, we assessed that 1) COVID-19-related impacts on our cost of capital or access to capital and funding sources and our sources or uses of cash have been insignificant; 2) There is no material uncertainty about our ongoing ability to meet the covenants of our credit agreements; 3) No any material liquidity deficiency has been identified and we do not expect to disclose or incur any material COVID-19-related contingencies;4) COVID-19-related impacts on the assets on our balance sheet or our ability to timely account for those assets have been insignificant; and 5) The possibilities for COVID-19 to trigger any material impairments, increases in allowances for credit losses, restructuring charges, other expenses, or changes in accounting judgments that have had or are reasonably likely to have a material impact on our financial statements are low. Looking forward, we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on issues mentioned above.

•	During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from this early February to mid-March, COVID-19-related circumstances such as remote work arrangements adversely affected our ability to maintain operations. Since the lifting of the national shutdown order near the end of this March, our operations including financial reporting systems, internal control over financial reporting and disclosure controls and procedures have already resumed. Currently we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on our future business continuity plans or whether material resource constraints in implementing these plans. Up to the date of this report, the assessment is still in progress.

•	During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from this early February to mid-March, the demands for our products or services were severely affected. Since the restarting of our operation near the end of this March, the demands have been rebounding continuously. And we are optimistic about an eventual recovery in demand to pre-pandemic levels.

•	During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from this early February to mid-March, our supply chain or the methods used to distribute our products or services were severely affected. Since the lift of the national shutdown order near the end of this March, we expect all of our supply chains or the methods would return to normal gradually.

NOTE 3 – ACQUISITION AND VARIABLE INTEREST ENTITY

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

Following unaudited pro forma combined statement of operations are based upon the historical financial statements of the Company and Fangguan Electronics for the year ended June 30, 2019 and are presented as if the acquisition had occurred at the beginning of the period.

	For the Year Ended June 30, 2019
	Fangguan Electronics	Ionix Technology	Pro Forma Adjustments	Pro Forma Combined

Revenues	$7,628,845	$12,348,492	$(1,586,656)	$18,390,681
Cost of revenues	6,522,437	10,153,217	(1,158,933)	15,516,721
Gross profit	1,106,408	2,195,275	(427,723)	2,873,960
Operating expenses	914,791	1,578,832	-	2,493,623
Income (loss) from operations	191,617	616,443	(427,723)	380,337
Other income (expense)	5,092	(69,371)	-	(64,279)
Income tax provision	29,609	150,025	-	179,634
Net income (loss)	$167,100	$397,047	$(427,723)	$136,424

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

	Balance as of June 30, 2020	Balance as of June 30, 2019

Cash and cash equivalents	$1,266,426	$361,849
Notes receivable	125,798	120,182
Accounts receivable - non-related parties	3,069,629	3,402,986
Inventory	2,639,839	2,916,515
Advances to suppliers - non-related parties	530,670	106,146
Prepaid expenses and other current assets	58,103	63,756
Total Current Assets	7,690,465	6,971,434

Property, plant and equipment, net	6,568,874	7,506,849
Intangible assets, net	1,424,404	1,496,399
Deferred tax assets	20,743	54,361
Total Assets	$15,704,486	$16,029,043

Short-term bank loan	$2,034,735	$2,618,296
Accounts payable	2,637,792	2,637,039
Advance from customers	27,501	32,372
Due to related parties	1,407,145	1,449,064
Accrued expenses and other current liabilities	61,856	148,287
Total Current Liabilities	6,169,029	6,885,058
Total Liabilities	$6,169,029	$6,885,058

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	June 30, 2020	June 30, 2019
Raw materials	$666,981	$471,189
Work-in-process	500,331	1,719,426
Finished goods	2,096,538	1,188,531
Total Inventories	$3,263,850	$3,379,146

The Company recorded no inventory markdown for the years ended June 30, 2020 and 2019.

NOTE 5 - OPERATING LEASE

For the year ended June 30, 2020, the Company had three real estate operating leases for office, warehouses, manufacturing facilities and two boat operating leases under the terms from four months to three years.

Lisite Science Technology (Shenzhen) Co., Ltd ("Lisite Science") leases office and warehouse space from Shenzhen Keenest Technology Co., Ltd. (“Keenest”), a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020. On July 20, 2020, Lisite Science further extended the lease with Keenest for one more year until July 20, 2021 with annual rent of approximately $1,500 (RMB10,000). (See Note 10).

Shenzhen Baileqi Electronic Technology Co., Ltd. ("Baileqi Electronic") leases office and warehouse space from Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”), a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2020. On June 5, 2020, Baileqi Electronic further extended the lease with Shenzhen Baileqi S&T for one more year until May 31, 2021 with monthly rent of approximately $2,500 (RMB17,525). (See Note 10).

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

On November 1, 2019, the Company leased an office space located in Dalian, China as its principal executive office under non-cancelable operating lease agreement for three years, which expires through October 31, 2022. The monthly rent is approximately $715 (RMB5,000). The Company adopted the new standard to recognize lease asset and liability for this lease after examining the criteria established. For the year ended June 30, 2020, the Company made $109,563 of fixed cash payments related to operating leases. Non-cash activities involving ROU assets obtained in exchange for lease liabilities were $19,711 for the year ended June 30, 2020, including the impact of adopting the new leases standard.

On June 30, 2020, this lease agreement was early terminated on a mutually agreed basis between the Company and the landlord. The Company paid the lessor a termination fee of approximately $1,400 (RMB10,000). The lease asset and liability were extinguished accordingly and decreased to zero as of June 30, 2020.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	June 30, 2020	June 30, 2019

Buildings	$4,601,685	$4,661,535
Machinery and equipment	2,822,686	3,036,339
Office equipment	67,091	60,052
Automobiles	98,848	101,793
Subtotal	7,590,310	7,859,719
Less: Accumulated depreciation	(1,016,373)	(351,082)
Property, plant and equipment, net	$6,573,937	$7,508,637

Depreciation expense related to property, plant and equipment was $723,346 and $357,799 for the years ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and 2019, buildings were pledged as collateral for bank loans (See Note 8).

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2020	June 30, 2019

Land use right	$1,442,456	$1,485,428
Computer software	25,039	25,785
Subtotal	1,467,495	1,511,213
Less: Accumulated amortization	(43,091)	(14,814)
Intangible assets, net	$1,424,404	$1,496,399

Amortization expense related to intangible assets was $28,905 and $15,097 for the years ended June 30, 2020 and 2019, respectively.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of June 30, 2020 and 2019, land use right was pledged as collateral for bank loans (See Note 8).

NOTE 8 – SHORT-TERM BANK LOAN

On November 12, 2018, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.62 million (RMB 18 million) for a year with annual interest rate of 5.22%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. The loan was renewed for one year from November 19, 2019 to November 18, 2020. On May 20,2020, Fangguan Electronics partially repaid this bank loan of approximately US$706,000 (RMB5,000,000).

In addition, during May and Jun 2020, Fangguan Electronics issued two one-year commercial acceptance bills with amount of approximately US$198,000 (RMB1,404,904) and maturity date at May 21, 2021 and June 11, 2021. On May 22, 2020 and June 16, 2020, the two commercial acceptance bills were discounted with Industrial Bank at an interest rate of 3.85% and the balance of the two commercial acceptance bills converted to bank loans with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the above RMB18 million loan under the same bank.

NOTE 9 - STOCKHOLDERS' EQUITY

Issuance of new shares for acquisition of VIE

On December 27, 2018, the Company entered into VIE agreements with two shareholders of Fangguan Electronics to control 95.14% of the ownership rights and receive 100% of the net profit or net losses derived from the business operations of Fangguan Electronics. In exchange for VIE agreements, the Company issued 15 million shares of common stock to two shareholders of Fangguan Electronics (See Note 1 and Note 3).

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

Stock Issued for Services

The Company engaged Maxim Group LLC (“Maxim”) as its financial advisor to assist the Company in articulating its growth strategy to the investment community and up-list its securities to a National Securities Exchange. On February 10, 2020, the Company issued 150,000 shares of common stock valued at $262,500 based on the quoted market price to Maxim Group LLC as a part of its compensation.

On May 19, 2020, the Company and Maxim mutually agreed to terminate all rights and obligations. Pursuant to the Settlement Agreement dated May 19, 2020, Maxim returned 75,000 shares of common stock valued at $131,250 to the Company for cancellation. The net cost of $131,250 was amortized in full during the year ended June 30, 2020.

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

On May 19, 2020, the Company issued a total of 16,484 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $15,000 according to the conditions of the convertible note dated as July 25, 2019. The conversion resulted in a loss on extinguishment of debt of $7,868.

On May 29, 2020, the Company issued a total of 19,724 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $15,000 according to the conditions of the convertible note dated as July 25, 2019. The conversion resulted in a loss on extinguishment of debt of $2,840.

The remaining principal balance due under this convertible note after these conversions is $39,000.

On June 18, 2020, the Company issued a total of 20,000 shares of common stock to Crown Bridge Partners, LLC for the conversion of debt in the principal amount of $3,615.6 according to the conditions of the convertible note dated as November 12, 2019. The conversion resulted in a loss on extinguishment of debt of $15,473. The remaining principal balance due under this convertible note after this conversion is $51,384.

NOTE 10 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the year ended June 30, 2020, the Company’s subsidiaries, Lisite Science and Baileqi Electronic, purchased $1,630,684 and $37,393 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.9% and 1.1% respectively of the Company’s outstanding common stock as of June 30, 2020. The amounts of $1,630,684 and $37,393 were included in the cost of revenue for the year ended June 30, 2020.

During the year ended June 30, 2019, the Company’s subsidiaries, Lisite Science and Baileqi Electronic, purchased $1,993,512 and $911,121 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.9% and 1.1% respectively of the Company’s outstanding common stock. The amounts of $1,993,512 and $911,156 were included in the cost of revenue for the year ended June 30, 2019.

During the years ended June 30, 2020 and 2019, the Company’s subsidiary, Changchun Fangguan Photoelectric Display Technology Co. Ltd ("Fangguan Photoelectric"), purchased $0 and $1,505,387 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company on December 27, 2018 (See Note 1 and Note 3). The president of Fangguan Electronics was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amounts of $0 and $1,135,061 were included in the cost of revenue for the years ended June 30, 2020 and 2019.

Advances to suppliers - related parties

Lisite Science made advances of $357,577 and $269,498 to Keenest for future purchases as of June 30, 2020 and 2019, respectively.

Sales to related party and accounts receivable from related party

During the years ended June 30, 2020 and 2019, Baileqi Electronic sold materials of $713,008 and $671,606 respectively to Shenzhen Baileqi S&T. The trade-related balance receivable from Shenzhen Baileqi S&T was $0 and $340,026 as of June 30, 2020 and 2019, respectively.

During the year ended June 30, 2019, Fangguan Photoelectric sold products of $23,872 to Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company on December 27, 2018 (See Note 1 and Note 3).

Lease from related party

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020. On July 20, 2020, Lisite Science further extended the lease with Keenest for one more year until July 20, 2021 with annual rent of approximately $1,500 (RMB10,000). (See Note 5).

Baileqi Electronic leases office and warehouse space from Shenzhen Baileqi S&T, a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2020. On June 5, 2020, Baileqi Electronic further extended the lease with Shenzhen Baileqi S&T for one more year until May 31,2021 with monthly rent of approximately $2,500 (RMB17,525). (See Note 5).

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

			June 30, 2020	June 30, 2019

Ben Wong	(1)		$143,792	$143,792
Yubao Liu	(2)		102,938	498,769
Xin Sui	(3)		2,016	2,016
Baozhen Deng	(4)		9,437	3,900
Baozhu Deng	(5)		-	5,303
Jialin Liang	(6)	(13)	901,460	928,314
Xuemei Jiang	(7)	(12)	505,685	520,750
Liang Zhang	(8)		-	625
Zijian Yang	(9)		-	1,869
Shikui Zhang	(10)		28,528	-
Changyong Yang	(11)		23,063	-
			$1,716,919	$2,105,338

(1) Ben Wong was the controlling shareholder of Shinning Glory until April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(2) Yubao Liu is the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(3) Xin Sui is a member of the board of directors of Welly Surplus.

(4) Baozhen Deng is a stockholder of the Company, who owns approximately 1.1% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5) Baozhu Deng is a relative of Baozhen Deng and director of Baileqi Electronic.

(6) Jialin Liang is a stockholder of the Company and the president, CEO, and director of Fangguan Electronics.

(7) Xuemei Jiang is a stockholder of the Company and the vice president and director of Fangguan Electronics.

(8) Liang Zhang is the legal representative of Shizhe New Energy until May 2019.

(9) Zijian Yang is the supervisor of Shizhe New Energy.

(10) Shikui Zhang is a stockholder of the Company and serves as the legal representative and general manager of Shizhe New Energy since May 2019.

(11) Changyong Yang is a stockholder of the Company, who owns approximately 1.9% of the Company’s outstanding common stock, and the owner of Keenest.

(12) The liability was assumed from the acquisition of Fangguan Electronics.

(13) The Company assumed liability of approximately $5.8 million (RMB39,581,883) from Jialin Liang during the acquisition of Fangguan Electronics. During the year ended June 30, 2019, approximately $4.4 million (RMB30,000,000) liability assumed was forgiven and converted to capital.

During the year ended June 30, 2020, Yubao Liu was refunded $46,312 by Welly Surplus and Well Best after netting off his advances to Well Best. In addition, Yubao Liu agreed to decrease his advances to Well Best of $349,519 (RMB2,474,417) to pay off the trade receivables due from Shenzhen Baileqi S&T to Baileqi Electronic on behalf of Shenzhen Baileqi S&T.

During the year ended June 30, 2020, Baileqi Electronic refunded $5,303 to Baozhu Deng and Baozhen Deng advanced $5,537 to Baileqi Electronic. Shizhe New Energy refunded $625 and $1,869 to Liang Zhang and Zijian Yang respectively. Shikui Zhang advanced $28,528 to Shizhe New Energy. Changyong Yang, a stockholder of the Company, advanced $23,063 to Lisite Science.

During the year ended June 30, 2019, Yubao Liu advanced $428,311 to Well Best. Baileqi Electronic borrowed $5,303 from Baozhu Deng. In addition, Baozhen Deng refunded $7,585 to Baileqi Electronic. Liang Zhang and Zijian Yang advanced $625 and $1,869 to Shizhe New Energy, respectively. Fangguan Electronics refunded approximately $0.47 million (RMB3.2 million) to Jialin Liang.

NOTE 11 – CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues (goods sold and services) and its outstanding balance of accounts receivable are presented as follows:

	For the Year Ended June 30, 2020		As of June 30, 2020

	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$3,235,320	16%	$648,786	20%
Customer B	2,168,387	11%	-	-%
Total	$5,403,707	27%	$648,786	20%

	For the Year Ended June 30, 2019		As of June 30, 2019

	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$1,796,854	15%	$107,414	3%
Customer B	2,935,278	24%	270,301	7%
Total	$4,732,132	39%	$377,715	10%

Primarily all customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance of accounts payable are presented as follows:

	For the Year Ended June 30, 2020		As of June 30, 2020
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$1,630,684	10%	$-	-%
Supplier B	3,053,591	18%	218,709	8%
Total	$4,684,275	28%	$218,709	8%

	For the Year Ended June 30, 2019		As of June 30, 2019
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$1,993,512	20%	$-	-%
Supplier B - related party	1,505,387	15%	-	-%
Supplier C	1,731,235	17%	-	-%
Total	$5,230,134	52%	$-	-%

All suppliers of the Company are located in the PRC.

NOTE 12 - INCOME TAXES

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in United States of America, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate.

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America and subject to the corporate tax rate of 21% on its taxable income.

For the years ended June 30, 2020 and 2019, the Company did not generate income in United States of America and no provision for income tax was made. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three-year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2016 and after were still open to audit as of June 30, 2020.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the years ended June 30, 2020 and 2019, there is no assessable income chargeable to profit tax in Hong Kong.

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

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company's effective tax rate is as follows:

	For the Years Ended June 30,
	2020	2019

Tax at U.S. statutory rate	$(22,023)	$114,885
Tax rate difference between foreign operations and U.S.	(73,374)	(25,627)
Change in valuation allowance	287,447	82,139
Permanent difference	(19,251)	(21,372)
Effective tax	$172,799	$150,025

The provisions for income taxes are summarized as follows:

	For the Years Ended June 30,
	2020	2019
Current	$140,531	$164,792
Deferred	32,268	(14,767)
Total	$172,799	$150,025

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	As of June 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$439,831	$152,476
Allowance for doubtful accounts	44,900	46,237
Others	9,087	16,058
	493,818	214,771
Less valuation allowance	(439,831)	(152,476)
Total Deferred tax assets	$53,987	$62,295

Deferred tax liability:
Revenue cutoff	$33,244	$7,934
Total Deferred tax liability	$33,244	$7,934

Net Deferred tax assets	$20,743	$54,361

As of June 30, 2020, the Company has approximately $2,488,000 net operating loss carryforwards available in the U.S., Hong Kong and China to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets resulted from net operating loss carryforward cannot be utilized in the future because there will not be significant future earnings from the entities which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets resulted from net operating loss carryforward as of June 30, 2020.

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

For purposes of the inclusion of GILTI, the Company determined that the Company did not have tax liabilities resulting from GILTI for the years ended June 30, 2020 and 2019 due to net operating loss carryforwards available in the U.S. Therefore, there was no accrual of GILTI liability as of June 30, 2020 and 2019.

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

NOTE 13 - CONVERTIBLE DEBT

Convertible notes

As of June 30, 2020, convertible notes payable consists of:

		Note Balance	Debt discount	Carrying Value

Power Up Lending Group Ltd	(1)	$39,000	$(1,953)	$37,047
Firstfire Global Opportunities Fund LLC	(2)	165,000	(32,909)	132,091
Power Up Lending Group Ltd	(3)	53,000	(13,995)	39,005
Crown Bridge Partners	(4)	51,384	(15,095)	36,289
Morningview Financial LLC	(5)	165,000	(64,416)	100,584
BHP Capital NY	(6)	91,789	-	91,789
Labrys Fund, LP	(7)	146,850	(69,265)	77,585
Total		$712,023	$(197,633)	$514,390

(1)	On July 25, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $103,000 and received $94,840 in cash on August 1, 2019 after deducting legal fees and other costs. The convertible note bears interest rate at 6% per annum and due on July 25, 2020. The convertible note can be converted into shares of the Company’s common stock at 65% of the average of the two lowest trading prices during the fifteen trading day prior to the conversion date.

During the year ended June 30, 2020, Power Up Lending Group Ltd elected to convert $64,000 of the principal amount of the convertible notes into 76,265 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $25,782. (See Note 9)

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

During the year ended June 30, 2020, Crown Bridge Partners, LLC elected to convert $3,615.6 of the principal amount of the convertible notes into 20,000 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $15,473. (See Note 9)

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

On April 14, 2020, the Company entered into an Amendment to Securities Purchase Agreement with BHP Capital NY, Inc dated on December 3, 2019. The Company agreed to pay off this note holder in 6 installments of $23,186.79 each, with an aggregate amount of $139,120.76 (including principal of $137,114.25 and interest of $2,006.51). The repayment resulted in a loss on extinguishment of debt of $4,703.

In May and June 2020, the Company paid two installments totaling $46,373 (including principal of $45,325 and interest of $1,048) and note payable balance decreased to $91,789 as of June 30, 2020. During the period from July to September 2020, the Company continued to pay 3 installments of an aggregate amount of $69,561 (including principal of $68,699 and interest of $862). As of the date of this report, the Company has made total five installments payment of an aggregate amount of $115,934 (including principal of $114,024 and interest of $1,910). The Company will pay the last installment of $23,186.79 in October 2020.

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

For the year ended June 30, 2020, the Company recorded the amortization of debt discount of $500,675 for the convertible notes issued, which were included in other income and expenses in the consolidated statement of comprehensive income (loss).

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

The change of derivative liabilities is as follows:

Issued during the year ended June 30, 2020	$555,696
Converted	(42,308)
Debt settlement	(85,223)
Change in fair value recognized in operations	(151,899)
Balance at June 30, 2020	$276,266

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model at issuance date and June 30, 2020, using the following assumptions:

Estimated dividends	None
Expected volatility	55.87% to 78.46%
Risk free interest rate	0.66% to 2.08%
Expected term	0 to 12 months

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

Since the warrants can be exercised at $2.4 or $2.8 and are not liabilities, the face value of convertible notes was allocated between convertible note and warrant based on the fair values of the conversion feature and warrants. Accordingly, $147,492 was allocated to warrants and recorded in additional paid in capital account during the year ended June 30, 2020.

The details of the outstanding warrants are as follows:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (years)

Outstanding at July 1, 2019	-	$-	-
Granted	229,166	2.68	5
Exercised	-	-	-
Cancelled or expired	-	-	-
Outstanding at June 30, 2020	229,166	$2.68	4.2 to 4.53

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

Although all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each operating segments are same and are described in Note 2, “Summary of Significant Accounting Policies”.

The following tables provide the business segment information for the years ended June 30, 2020 and 2019.

	For the Year Ended June 30, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$1,709,799	$18,183,974	$705,455	$-	$20,599,228
Cost of Revenues	1,630,684	15,431,065	444,684	-	17,506,433
Gross profit	79,115	2,752,909	260,771	-	3,092,795
Operating expenses	12,708	1,743,219	33,191	953,506	2,742,624
Income (loss) from operations	66,407	1,009,690	227,580	(953,506)	350,171
Net income (loss)	$58,151	$834,284	$204,848	$(1,374,951)	$277,668

	For the Year Ended June 30, 2019
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$2,238,503	$9,515,457	$594,532	$-	$12,348,492
Cost of Revenues	2,016,279	7,798,474	338,464	-	10,153,217
Gross profit	222,224	1,716,983	256,068	-	2,195,275
Operating expenses	13,482	1,049,744	46,270	469,336	1,578,832
Income (loss) from operations	208,742	667,239	209,798	(469,336)	616,443
Net income (loss)	$159,520	$510,643	$196,241	$(469,357)	$397,047

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease commitment

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $1,500 (RMB10,000) until July 20, 2021. Baileqi Electronic leases office and warehouse space from Shenzhen Baileqi S&T, a related party, with monthly rent of approximately $2,500 (RMB17,525) until May 31, 2021.

The future minimum lease payments for non-cancelable operating leases held by the Company as of June 30, 2020 was $28,643, which will be paid in fiscal year ended June 30, 2021.

NOTE 16- - SUBSEQUENT EVENTS

Stock Issued for Conversion of Convertible Debt

(1)	On July 9, 2020, the Company issued a total of 42,079 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $20,000 according to the conditions of the convertible note dated as July 25, 2019.

On August 19, 2020, the Company issued a total of 222,891 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $19,000 together with $4,916.22 of accrued and unpaid interest, totaling $23,916.22 according to the conditions of the convertible note dated as July 25, 2019.

The remaining principal balance due under this convertible note after these two conversions is zero.

(2)	On July 13, 2020, the Company issued a total of 68,500 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $37,503.75 according to the conditions of the convertible note dated as January 10, 2020.

On August 20, 2020, the Company issued a total of 600,000 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $54,180 according to the conditions of the convertible note dated as January 10, 2020.

The remaining principal balance due under this convertible note after these two conversions is $55,166.

(3)	On September 1, 2020, the Company issued a total of 75,000 shares of common stock to Firstfire Global Opportunities Fund LLC for the conversion of debt in the principal amount of $10,200 according to the conditions of the convertible note dated as September 11, 2019.

On September 14, 2020, the Company issued a total of 350,000 shares of common stock to Firstfire Global Opportunities Fund LLC for the conversion of debt in the principal amount of $13,550 according to the conditions of the convertible note dated as September 11, 2019.

The remaining principal balance due under this convertible note after these two conversions is $141,250.

(4)	On September 24, 2020, the Company issued a total of 568,182 shares of common stock to Morningview Financial, LLC for the conversion of debt in the principal amount of $15,000 according to the conditions of the convertible note dated as November 20, 2019. The remaining principal balance due under this convertible note after this conversion is $150,000.

Note Settlement Agreement

On September 16, 2020, the Company entered into a Note Settlement Agreement with Power Up Lending Group Ltd., the holder of the Company’s convertible debt. The Note Settlement Agreement terminated their convertible note dated November 4, 2019 after the Company paid an aggregate of $75,000 on September 16, 2020.

In addition, to comply with the Amendment agreement signed with BHP Capital NY, Inc on April 14, 2020 regarding its note payable, the Company paid an aggregate of $69,561 (including principal of $68,699 and interest of $862) during July to September 2020. The Company will make the last payment of $23,186.79 in October 2020 to fulfill its obligation in full (See Note 13).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Paritz & Company, P.A. ("Paritz"), the independent registered public accounting firm for Ionix Technology, Inc. (the "Company"), announced effective October 16, 2018, that Paritz was acquired by Prager Metis CPA’s LLC (“Prager”), and that all of the employees and partners of Paritz joined Prager.

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

During the Company’s fiscal years ended June 30, 2018 and 2017 and the subsequent interim period from July 1, 2018 to October 16, 2018, and in connection with the audit of the Company’s financial statements for such periods, there were no disagreements between the Company and Paritz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s financial statements.

During the Company’s fiscal years ended June 30, 2018 and 2017, and the subsequent interim period from July 1, 2018 to October 16, 2018, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the Company’s fiscal years June 30, 2018 and 2017, and the subsequent interim period from July 1, 2018 to October 16, 2018, the Company did not consult with Prager regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company has provided Paritz with a copy of the disclosures in the Current Report on Form 8-K filed with the SEC on October 19, 2018 (the “8-K”) and has requested that Paritz furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Paritz agrees with the statements in the 8-K.

Item 9A.	Controls and Procedures

As of June 30, 2020, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2020.

During the year ended June 30, 2020, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1 Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.         We did not implement appropriate information technology controls – As at June 30, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2020, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ionix Technology, Inc.

Name	Age	Position	Date of Appointment
Cheng Li	65	Chief Executive Officer, Director, and Chairman of the Board	April 25, 2019
Yue Kou	45	Chief Financial Officer	May 27, 2016
Yang Yan	40	President and Treasurer	March 16, 2020
Yubao Liu	46	Director	May 16, 2018
Jialin Liang	52	Director	January 22, 2019
Xuemei Jiang	45	Director	January 22, 2019
Anthony Saviano	51	Independent Director	July 31, 2019
Yongping Wang	52	Independent Director	May 25, 2020
Zhenyu Wang	45	Independent Director	July 31, 2019
Yongsheng Fu	65	Independent Director	July 31, 2019
Qinghua Shi	44	Independent Director	July 31, 2019
Long Xie	44	Secretary of the Company	January 7, 2020

Subsidiaries:

Welly Surplus International Limited

The following table sets forth the names and ages of Welly Surplus’s directors and executive officers as of June 30, 2020.

Name	Age	Position	Date of Appointment
Xin Sui	39	President and Director	December 29, 2016

Well Best International Investment Limited

The following table sets forth the names and ages of Well Best’s directors and executive officers as of June 30, 2020.

Name	Age	Position	Date of Appointment
Qingchun Yang	56	President and Director	February 17, 2016

Lisite Science Technology (Shenzhen) Co., Ltd.

The following table sets forth the names and ages of Lisite Science’s directors and executive officers as of June 30, 2020.

Name	Age	Position	Date of Appointment
Yun Yang	37	President and Director	November 7, 2016

Shenzhen Baileqi Electronic Technology Co., Ltd

The following table sets forth the names and ages of Baileqi Electronic’s directors and executive officers as of June 30, 2020.

Name	Age	Position	Date of Appointment
Baozhu Deng	33	President and Director	November 15, 2017

Changchun Fangguan Photoelectric Display Technology Co. Ltd

The following table sets forth the names and ages of Fangguan Photoelectric’s directors and executive officers as of June 30, 2020.

Name	Age	Position	Date of Appointment
Biao Shang	41	President and Director	October 20, 2018

Dalian Shizhe New Energy Technology Co., Ltd

The following table sets forth the names and ages of Dalian Shizhe New Energy’s directors and executive officers as of June 30, 2020.

Name	Age	Position	Date of Appointment
Shikui Zhang	45	President and Director	June 28, 2018

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

Yang Yan - Mr. Yang Yan was graduated from Dongbei University of Finance and Economics in 2002 with a Bachelor Degree of Intenational Finance. From April 2003 to December 2006, he served as the manager of Finance Department in Industrial and Commercial Bank of China, Dalian Xigang Branch which was mainly responsible for international settlement business. From March 2007 to October 2016, he served as the general manager of Dalian Huanyu Venture Capital Ltd., which was mainly responsible for investment and financing business. In October 2016, he joined Ionix Technology, Inc. as vice-president of the Company which was mainly responsible for asset restructuring, mergers, investment and financing and other business activities.

Yubao Liu – Mr. Liu was graduated and acquired a Bachelor degree from Harbin University of Science and Technology in 1996, where he majored in Economic Management, and was honorably entitled as a National Economist in 2002. From 2004 to June of 2012, Mr. Liu was employed by Dalian Carbon Fiber Technology Limited (China), where he served in the position of vice managing director. During this period, Mr. Liu was awarded as an International Enterprise (IEM) Senior Management Specialist. With multiple years of working practice, Mr. Liu has published many papers and participated in the development and testing of national new energy Lithium battery and pure electromobiles, and was also involved in formulating related standards.

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

Jialin Liang – Mr. Liang was graduated from Nankai University in 1985 with a major in Microelectronics.  Mr. Liang has an extensive experience in microelectronics, and since 2007, serves as general manager of Changchun Fangguan Electronics Technology Co., Ltd. Mr. Liang served as vice general manager of Jilin Zijing Electronics Co., Ltd. from 1997 to 2007. Mr. Liang is a beneficial owner of 8.3% of the Company’s outstanding common stock. Mr. Liang received his bachelor degree in microelectronics from Nankai University.

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

Yongping Wang – Ms. Wang was graduated and acquired a Bachelor’s degree from China Dongbei University of Finance and Economics in 1992 where she majored in Accounting. From 1992 to 1997, Ms. Wang served as Director of accounting for the Bihai Villa Hotel in Dalian. In this role, Ms. Wang was responsible for daily financial management which included ensuring compliance with regulatory matters such as taxation and banking. During this time, Ms. Wang also became qualified as an Intermediate Accountant of China. From 1997 to 2008, Ms. Wang took over management of the financial department of Dalian Daxian Limited (China) where she aided in the financial audits, was responsible for daily financial management, and she spearheaded a complete capital restructuring of the company. With multiple years of practical experience and knowledge under her belt, Ms. Wang began managing her own business. Since 2008, Ms. Wang has been sharing her knowledge of accounting with others through her accountant training studio by teaching accounting principles through the use of practical teaching methods.

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

Xin Sui – Mr. Sui received a bachelor degree in Finance from Jiamusi University in 2002. Mr. Sui worked as assistant to the Chairman for Dalian Great Wall Economic and Trade Company from 2007 to 2015 where he assisted in the drafting of regulations and laws of the company, ensured the Company was achieving its business goals, and attended business negotiations on behalf of the Chairman. Mr. Sui incorporated Welly Surplus in 2016 to serve as an investment holding company. Mr. Sui is dedicated to seeking financial resources for Welly Surplus.

Qingchun Yang – Mr. Yang was majored in Economic Management and graduated as an Economist in 1987. From 2007 to 2011, Mr. Yang worked as the senior executive in Dalian Huanyu Venture Capital Co. where he was involved in wealth management experiences and high ability of resources integration. In 2012, Mr. Yang co-founded Jiamusi Huanqiu New Energy Company Limited, where he was in charge of drafting strategic plans and operating plan of the company, including the overall human recourse strategy plan, which is suitable for the short-term and long-term development of companies. Since February 17, 2016, Mr. Yanghas worked as the president and director of Well Best.

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

Baozhu Deng – Ms. Deng was graduated from Shenzhen University with a bachelor degree in International Trade and English. From March 2010 to October 2014, she worked for Shenzhen Baileqi Science and Technology Co., Ltd.as a Marketing Manager. From October 2014 to March 2016, she worked for Shenzhen Guoxian Technology Co., Ltd. as a Purchasing Manager. She has been working for Shenzhen Baileqi Electronic Technology Co., Ltd. since March 2016, firstly as manager. Then on November 15, 2017, she was promoted as the new president and director of Baileqi Electronic.

Biao Shang – Mr. Shang has an extensive experience in microelectronics, and since October 2018, he serves as the President and Director of Fangguan Photoelectric.

Shikui Zhang – Mr. Zhang was graduated from Liaoning University of Technology, majored in Material Science and Engineering. He used to work in the Material Research Institute of Changchun Bus Factory and served as Project Manager in Shichong Power Development Co., Ltd. He serves as the legal person and General Manager of Dalian Shizhe New Energy Technology Co., Ltd since May 2019.

Long Xie-Mr. Xie was graduated from Liaoning University of Technology, majoring in industrial and civil architecture. He successively worked in Dalian TV station as an editor, Wantangshiye Development Co., Ltd. as project manager. Mr. Xie joined the Company since March 2016.

Identification of Significant Employees

We have no significant employees other than our officers and directors.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with any of our executive officers or directors.

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

 The initial members of the Audit Committee were Hui Zhang, as Chairman, Anthony Saviano, and Zhenyu Wang.On May 25, 2020, Mr. Hui Zhang resigned as a member of the Board of Directors and Chairman of the Audit Committee of Ionix Technology, Inc., a Nevada corporation (the “Company”). The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On May 25, 2020, effective upon Mr. Zhang’s resignation, Ms. Yongping Wang (“Ms. Wang”) was appointed to serve as a member of the Board of Directors of the Company and Chairman of the Audit Committee and has accepted such appointment. The Board has determined that Ms. Wang is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

The Board has determined that all of the members of the Audit Committee are “independent,” as defined under the Nasdaq Listing Rule 506(a)(2).. In addition, all members of the Audit Committee meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further, all members of the Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Capital Market. A current copy of the Audit Committee’s charter is available on the Company’s website at www.iinx-tech.com.

Compensation Committee

The Compensation Committee (a) assists the Board in discharging its responsibilities with respect to compensation of the Company’s executive officers and directors, (b) evaluates the performance of the executive officers of the Company, and (c) administers the Company’s stock and incentive compensation plans and recommends changes in such plans to the Board as needed.

The members of the Compensation Committee are Zhenyu Wang, as Chairman, Yongsheng Fu and Qinghua Shi. The Board has determined that each of the members of the Compensation Committee are “independent,” as defined under the Nasdaq Listing Rule 506(a)(2). A current copy of the Compensation Committee’s charter is available on the Company’s website at www.iinx-tech.com.

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

The members of the Nominating and Corporate Governance Committee are Yongsheng Fu, as a chairman, Zhenyu Wang and Qinghua Shi. The Board has determined that each of the members of the Nominating and Corporate Governance Committee are “independent,” as defined under the rules of the Nasdaq Capital Market. A current copy of the Nominating and Corporate Governance Committee’s charter is available on the Company’s website at www.iinx-tech.com.

Code of Ethics

On September 29, 2019, our Board of Directors adopted a Code of Ethics which is applicable to our officers, directors, and senior executives, including our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Company has posted the text of the Code of Ethics on its Internet Website www.iinx-tech.com. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Rm 610, No.279, Zhongnan Road, Zhongshan District, Dalian, Liaoning, PRC.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Based solely upon a review of Forms 3 and 4 and 5 and amendments filed on EDGAR for the year ended June 30, 2020, the Company determined that the following filers were delinquent in their filings of Form 3 and Form 4, but they all filed their Form 5 reporting their Form 3 and Form 4 holdings timely, except for one director, as shown below:

Person	Filing Type	Transaction Date	Required File Date	Actual File Date
Cheng Li	3 (1)	April 25, 2019	May 6, 2019	September 27, 2019
Anthony Saviano	3 (2)	July 31, 2019	August 11, 2019	September 27, 2019
Hui Zhang	3 (3)	July 31, 2019	August 11, 2019	September 30, 2019
Zhenyu Wang	3 (4)	July 31, 2019	August 11, 2019	September 27, 2019
Yongsheng Fu	3 (5)	July 31, 2019	August 11, 2019	September 27, 2019
Qinghua Shi	3 (6)	July 31, 2019	August 11, 2019	September 27, 2019
Anthony Saviano	4 (7)	August 28, 2019	September 2, 2019	September 27, 2019
Yongping Wang	3 (8)	May 25, 2020	June 4, 2020	June 19, 2020
Yang Yan	3 (9)	March 16, 2020	March 26, 2020	June 19, 2020
Shiyu Li	3(10)	January 7, 2020	January 17, 2020	January 22, 2020
Xie Long	3(11)	January 7, 2020	January 17, 2020	January 22, 2020

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

(8)              On May 25, 2020, Yongping Wang was appointed as an independent director of the Company. Ms. Wang filed a Form 3 on June 19, 2020 reporting Form 3 holdings. The original filing was amended to reflect the correct amount of shares owned on September 28, 2020. Ms. Wang owns 500,000 shares of the Company’s stock. The delay in Ms. Wang’s filing was a result of delay in obtaining a CIK code due to COVID-19 interruptions in business.

(9)              On March 16, 2020, Yang Yan was appointed as President and Treasurer of the Company. Form 3 on June 19, 2020 reporting Form 3 holdings. Mr. Yan owns 0 shares of the Company’s stock. The delay in Mr. Yan’s filing was a result of delay in obtaining a CIK code due to COVID-19 interruptions in business.

(10)            On January 7, 2020, Shuyu Li was appointed as President and Treasurer of the Company. Mr. Li filed a Form 3 on January 22, 2020 reporting Form 3 holdings of 0 shares of the Company’s stock.

(11)            On January 7, 2020, Long Xie was appointed as Secretary of the Company. Mr. Long Xie filed a Form 3 on January 22, 2020 reporting Form 3 holdings of 100,000 shares of the Company’s stock.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers, and those of Well Best and its subsidiaries, and Welly Surplus for the fiscal years ended June 30, 2020 and 2019. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cheng Li(1)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer, Director and Chairman	2020	$2,174	Nil	Nil	Nil	Nil	Nil	Nil	$2,174
Yue Kou(2)	2019	$8,900	Nil	Nil	Nil	Nil	Nil	Nil	$8,900
Chief Financial Officer	2020	$8,900	Nil	Nil	Nil	Nil	Nil	Nil	$8,900
Yang Yan(3)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and President	2020	$1,258	Nil	Nil	Nil	Nil	Nil	Nil	$1,258
Yubao Liu(4)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director and Former CEO, Secretary, Treasurer	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Xin Sui (5)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director of Welly Surplus	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Qingchun Yang(6)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director of Well Best	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yun Yang (7)	2019	$6,100	Nil	Nil	Nil	Nil	Nil	Nil	$6,100
President and Director of Lisite Science	2020	$310	Nil	Nil	Nil	Nil	Nil	Nil	$310
Shuyu Li(8)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President Treasurer, Director of Overseas Business	2020	$1,258	Nil	Nil	Nil	Nil	Nil	Nil	$1,258
Biao Shang(9)	2019	$13,342	Nil	Nil	Nil	Nil	Nil	Nil	$13,342
Director of Fangguan Photoelectric	2020	$8,300	Nil	Nil	Nil	Nil	Nil	Nil	8,300
Baozhu Deng(10)	2019	$8,300	Nil	Nil	Nil	Nil	Nil	Nil	$8,300
President and Director of Baileqi Electronics	2020	$5,382	Nil	Nil	Nil	Nil	Nil	Nil	$5,382
Shikui Zhang (11)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director of Shizhe New Energy	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Long Xie (12)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary of the Company	2020	1,258	Nil	Nil	Nil	Nil	Nil	Nil	$1,258
Jialin Liang (13)	2019	7,000	Nil	Nil	Nil	Nil	Nil	Nil	$7,000
Director of the Board of the Company	2020	17,143	Nil	Nil	Nil	Nil	Nil	Nil	$17,143
Xuemei Jiang (14)	2019	$5,700	Nil	Nil	Nil	Nil	Nil	Nil	$5,700
Director of the Board of the Company	2020	$15,714	Nil	Nil	Nil	Nil	Nil	Nil	$15,714
Bailiang Yang (15)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Chairman of the Board of the Company; former Director of the Company	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chunde Song (16)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Director	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes to Summary Compensation Table:

(1) On April 25, 2019, the Board appointed Cheng Li, age 64, as a director and Chairman of the Board. On January 7, 2020, Mr. Li was appointed as Chief Executive Officer of the Company. Mr. Li’s salary is $2,174

(2) Ms. Kou was appointed as Chief Financial Officer of the Company on May 27, 2016. Ms. Kou’s salary is $8,900.

(3) Mr. Yan was appointed to serve as the president and treasurer of the Company March 16, 2020. Mr. Yan's salary is $1,258 .

(4) Mr. Liu was appointed to serve as the Company’s Chief Executive Officer, President, Secretary, Treasurer and as Chairman of the Board of Directors of the Company on May 16, 2018. Mr. Liu’s salary is $0 . On January 22, 2019, Mr. Liu resigned from his position as chairman of the Board of Directors (the “Board”); and on January 7, 2020, he effectively resigned from all positions held in the Company. On January 15, 2020 he was appointed as a director of the Company again.

(5) Mr. Sui was appointed as Director of Welly Surplus on December 29, 2016. Mr. Sui’s salary is $0 .

(6) Mr. Q. Yang was appointed as a director of Well Best, a wholly owned subsidiary of the Company, on February 17, 2016. His annual salary package is $0.

(7) Mr. Yun Yang was appointed as President and a director of Lisite Science on November 7, 2016. His annual salary package is $310.

(8) Mr. Li was appointed as President and Treasurer on January 7, 2020 and resigned on March 16, 2020. He remained director of overseas business until April 12, 2020, when he resigned. Mr. Li’s salary was $1,258.

(9) Mr. Shang was appointed as Fangguan Photoelectric’s directors and executive officers on October 20, 2018. Mr. Shang's salary is $8,300.

(10)On November 15, 2017, Ms. Baozhu Deng was appointed as President and a director of  Baileqi Electronics. Mr.Deng's salary is $5,382.

(11)Mr. Zhang was appointed as President and a member of the board of directors of Shizhe New Energy on May 24, 2019. Shizhe New Energy is a wholly owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Mr. Zhang’s salary is $0 . The salary of his predecessor (Liang Zhang) has been $0 .

(12) Mr. Xie was appointed as Secretary of the Company on January 7, 2020. Mr. Xie’s salary is $1,258.

(13) On January 22, 2019, the Board also appointed Jialin Liang, age 52, as a member of the Board. Mr. Liang’s salary is $17,143

(14) On January 22, 2019, the Board also appointed Xuemei Jiang, as a member of the Board. Ms. Jiang salary is $15,714.

(15) On January 22, 2019, the Board appointed Bailiang Yang, age 54, as a director and Chairman of the Board. On April 25, 2019, Bailiang Yang resigned from his position as the Chairman of the Board and a director of the Company.Mr.Yang's Salary is $0.

(16) Mr. Song was appointed to serve as a member of the Board of Directors of the Company on May 16, 2018. Mr. Song’s salary is $0 USD . On July 31, 2019, Mr. Song resigned as a member of the Board of Directors.

Narrative Disclosure to Summary Compensation Table

As of June 30, 2020 and 2019, none of Ionix Technology, Welly Surplus, and Well Best or its subsidiaries, had any compensatory plans or arrangements, including payments to be received from Ionix, Welly Surplus, Well Best or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, Well Best, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, Well Best, or its subsidiaries.

Independent Directors Compensation Table

Name of Independent Director	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Vincent Saviano (1)	2020	55,000	Nil	Nil	Nil	Nil	Nil	Nil	55,000
Yongsheng Fu (2)	2020	430	Nil	Nil	Nil	Nil	Nil	Nil	430
Zhenyu Wang (3)	2020	430	Nil	Nil	Nil	Nil	Nil	Nil	430
Qinghua Shi (4)	2020	430	Nil	Nil	Nil	Nil	Nil	Nil	430
Yongping Wang (5)	2020	860	Nil	Nil	Nil	Nil	Nil	Nil	860
Hui Zhang (6)	2020	2,473	Nil	Nil	Nil	Nil	Nil	Nil	2,473

Notes to Independent Director Compensation Table:

(1) On July 31, 2019, our Board appointed Anthony Vincent Saviano, age 51, as a director of the Board.

(2) On July 31, 2019 our Board appointed Yongsheng Fu, age 65, as a director of the Board.

(3) On July 31, 2019 our Board appointed Zhenyu Wang, age 45, as a director of the Board.

(4) On July 31, 2019, our Board appointed Qinghua Shi, age 44, as a director of the Board.

(5) On May 25, 2020, our Board appointed Yongping Wang, age 52, as a director of the Board.

(6) On July 31, 2019, our Board appointed Hui Zhang, age 54, as a director of the Board; On May 25, 2020, he resigned.

Outstanding Equity Awards

There are no equity awards outstanding as of June 30, 2020 for Ionix Technology, Welly Surplus, Well Best or its subsidiaries.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2020 there were no options granted to our named officers or directors.

Option Exercises

During our Fiscal year ended June 30, 2020 there were no options exercised by our named officers.

Compensation of Directors

As of June 30, 2020, an aggregate $61,797 in cash compensation was paid to directors for their service on our board of directors. We have an agreement with Mr. Saviano, dated July 29, 2019, for his services as a director for $5,000 a month for a term of one year or until his death, resignation, termination or removal. Other than the agreement with Mr. Saviano, we have no other agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of June 30, 2020, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Cheng Li(2)	0	0%
Yue Kou (3)	0	0%
Yang Yan(4)	0	0%
Yubao Liu (5)	29,109,000	25.50%
Jialin Liang (6)	9,500,000	8.32%
Xuemei Jiang (7)	5,500,000	4.82%
Anthony Saviano (8)	174,668	0.15%
Yongsheng Fu(9)	0	0%
Zhenyu Wang(10)	0	0%
Qinghua Shi(11)	0	0%
Yongping Wang(12)	500,000	0.44%
Xin Sui (13)	0	0%
Qingchun Yang (14)	0	0%
Yun Yang (15)	0	0%
Biao Shang (16)	1,560,000	1.37%
Baozhu Deng (17)	0	0%
Shikui Zhang (18)	60,000	0.05%
Long Xie (19)	100,000	0.09%
All executive officers and directors as a group (19 people)	46,503,668	40.73%

Beneficial Shareholders of Common Stock greater than 5%
Kan Kang (20)	7,600,000	6.66%

Beneficial Owners of Preferred Stock(1):	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Yubao Liu(5)	5,000,000	100%

(1) Applicable percentage of ownership is based on 114,174,265 shares of common stock outstanding on June 30, 2020 and 5,000,000 shares of Preferred Stock issued and outstanding on June 30, 2020. Percentage totals are calculated separately based on each class of capital stock. Each share of Preferred Stock entitles the holder to vote 100 shares of common stock; the Preferred Stock is not convertible into common stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2020, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Cheng Li is the CEO, Chairman, and a Director of the Company. Mr. Li’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(3) Yue Kou is the CFO of Ionix Technology. Ms. Kou’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(4) Yang Yan is the President and treasurer of Ionix Technology. Mr. Yan’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(5) Yubao Liu, is the Former CEO, and current Director of Ionix Technology. Mr. Liu’s ownership includes 100,000 directly and 29,009,000 indirectly through Shining Glory Investments Limited; additionally Mr. Liu is the beneficial owner of 5,000,000 shares of preferred stock which has the authority to vote a total of 500,000,000 common stock votes. Mr. Liu owns 0 shares issuable upon exercise of stock options. Mr. Liu is the sole officer and director of Shining Glory Investments Limited and has dispositive voting and investment control over the shares held by Shining Glory. Thus, in total, Shining Glory and its sole officer and director collectively owns an aggregate 86.15% of the total outstanding voting securities of the Company.

(6) Jialin Liang is the Director of the Company. Mr. Liang’s beneficial ownership includes 9,500,000 shares of common stock and 0 shares issuable upon the exercise of stock options.

(7) Xuemei Jiang is the Director of the Company. Ms. Jiang’s beneficial ownership includes 5,500,000 shares of common stock and 0 shares issuable upon the exercise of stock options.

(8) Anthony Saviano is the Director of the Company. Mr. Saviano’s beneficial ownership includes 174,668 shares of common stock held indirectly through Infinity Fund II LLC and 0 shares issuable upon the exercise of stock options. Saviano has dispositive voting control over Infinity Fund II LLC.

 (9) Yongsheng Fu is the Director of the Company. Mr. Fu’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

 (10) Zhenyu Wang is the Director of the Company. Mr. Wang’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(11) Qinghua Shi is the Director of the Company. Mr. Shi’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(12) Yongping Wang is the Director of the Company. Ms. Wang’s beneficial ownership includes 500,000 shares of common stock and 0 shares issuable upon the exercise of stock options.

(13)Xin Sui is President and Director of Welly Surplus International Limited, a wholly owned subsidiary of Ionix Technoloy. Mr. Sui’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(14)Qingchun Yang is the President and Director of Well Best, a wholly owned subsidiary of Ionix Technology. Mr. Yang’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(15) Yun Yang is the President and Director of Lisite Science Technology, an indirect wholly owned subsidiary of Ionix Technology. Mr. Yang’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(16) Biao Shang is the President and Director of Fangguan Photoelectric an indirect wholly owned subsidiary of Ionix Technology. Mr. Shang’s beneficial ownership includes 1,560,000 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(17)Baozhu Deng is the President and Director of Shenzhen Baileqi Electronic Technology Co., Ltd, an indirect wholly owned subsidiary of Ionix Technology. Ms. Deng’s beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(18) Shikui Zhang is the President and Director of Dalian Shizhe New Energy Technology Co., Ltd, a limited liability company formed under the laws of the PRC on June 28, 2018. Well Best is the sole shareholder of Shizhe New Energy. As a result, Shizhe New Energy is an indirect, wholly-owned subsidiary of the Company. Mr. Zhang’s beneficial ownership includes 60,000 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(19)Long Xie is the Secretary of Ionix Technology. Mr. Xie’s beneficial ownership includes 100,000 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(20) Mr. Yang Kan’s beneficial ownership includes 7,600,000 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

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

On July 31, 2019, our Board increased the number of members constituting the Board from four (4) to nine (9) and appointed the following five (5) new members (“New Directors”): Anthony Vincent Saviano, Hui Zhang, Yongsheng Fu, Zhenyu Wang and Qinghua Shi to the Board. On May 25, 2020, effective upon Mr. Zhang’s resignation, Yongping Wang was appointed to serve as a member of the Board of Directors of the Company and fill the vacancy.

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

Related Party Transactions

Purchase from related party

During the year ended June 30, 2020, the Company’s subsidiaries, Lisite Science and Baileqi Electronic, purchased $1,630,684 and $37,393 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.9% and 1.1% respectively of the Company’s outstanding common stock as of June 30, 2020. The amounts of $1,630,684 and $37,393 were included in the cost of revenue for the year ended June 30, 2020.

During the year ended June 30, 2019, the Company’s subsidiaries, Lisite Science and Baileqi Electronic, purchased $1,993,512 and $911,121 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.9% and 1.1% respectively of the Company’s outstanding common stock. The amounts of $1,993,512 and $911,156 were included in the cost of revenue for the year ended June 30, 2019.

During the years ended June 30, 2020 and 2019, the Company’s subsidiary, Changchun Fangguan Photoelectric Display Technology Co. Ltd ("Fangguan Photoelectric"), purchased $0 and $1,505,387 from Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company on December 27, 2018 . The president of Fangguan Electronics was the president and a member of the board of directors of Fangguan Photoelectric before he resigned and left Fangguan Photoelectric in October 2018. The amounts of $0 and $1,135,061 were included in the cost of revenue for the years ended June 30, 2020 and 2019.

Advances to suppliers - related parties

Lisite Science made advances of $357,577 and $269,498 to Keenest for future purchases as of June 30, 2020 and 2019, respectively.

Sales to related party and accounts receivable from related party

During the years ended June 30, 2020 and 2019, Baileqi Electronic sold materials of $713,008 and $671,606 respectively to Shenzhen Baileqi S&T. The traderelated balance receivable from Shenzhen Baileqi S&T was $0 and $340,026 as of June 30, 2020 and 2019, respectively.

During the year ended June 30, 2019, Fangguan Photoelectric sold products of $23,872 to Fangguan Electronics before Fangguan Electronics became a variable interest entity of the Company on December 27, 2018.

Lease from related party

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020. On July 20, 2020, Lisite Science further extended the lease with Keenest for one more year until July 20, 2021 with annual rent of approximately $1,500 (RMB10,000).

Baileqi Electronic leases office and warehouse space from Shenzhen Baileqi S&T, a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2020. On June 5, 2020, Baileqi Electronic further extended the lease with Shenzhen Baileqi S&T for one more year until May 31,2021 with monthly rent of approximately $2,500 (RMB17,525).

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

			June 30, 2020	June 30, 2019

Ben Wong	(1)		$143,792	$143,792
Yubao Liu	(2)		102,938	498,769
Xin Sui	(3)		2,016	2,016
Baozhen Deng	(4)		9,437	3,900
Baozhu Deng	(5)		-	5,303
Jialin Liang	(6	)(13)	901,460	928,314
Xuemei Jiang	(7	)(12)	505,685	520,750
Liang Zhang	(8)		-	625
Zijian Yang	(9)		-	1,869
Shikui Zhang	(10)		28,528	-
Changyong Yang	(11)		23,063	-
			$1,716,919	$2,105,338

(1) Ben Wong was the controlling shareholder of Shinning Glory until April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(2) Yubao Liu is the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in Ionix Technology, Inc. He is also a Director of the Company.

(3) Xin Sui is a member of the board of directors of Welly Surplus.

(4) Baozhen Deng is a stockholder of the Company, who owns approximately 1.1% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5) Baozhu Deng is a relative of Baozhen Deng and director of Baileqi Electronic.

(6) Jialin Liang is a stockholder of the Company and the president, CEO, and director of Fangguan Electronics. He is also a Director of the Company.

(7) Xuemei Jiang is a stockholder of the Company and the vice president and director of Fangguan Electronics. She is also a Director of the Company.

(8) Liang Zhang is the legal representative of Shizhe New Energy until May 2019.

(9) Zijian Yang is the supervisor of Shizhe New Energy.

(10) Shikui Zhang is a stockholder of the Company and serves as the legal representative and general manager of Shizhe New Energy since May 2019.

(11) Changyong Yang is a stockholder of the Company, who owns approximately 1.9% of the Company’s outstanding common stock, and the owner of Keenest.

(12) The liability was assumed from the acquisition of Fangguan Electronics.

(13) The Company assumed liability of approximately $5.8 million (RMB39,581,883) from Jialin Liang during the acquisition of Fangguan Electronics. During the year ended June 30, 2019, approximately $4.4 million (RMB30,000,000) liability assumed was forgiven and converted to capital.

During the year ended June 30, 2020, Yubao Liu was refunded $46,312 by Welly Surplus and Well Best after netting off his advances to Well Best. In addition, Yubao Liu agreed to decrease his advances to Well Best of $349,519 (RMB2,474,417) to pay off the trade receivables due from Shenzhen Baileqi S&T to Baileqi Electronic on behalf of Shenzhen Baileqi S&T.

During the year ended June 30, 2020, Baileqi Electronic refunded $5,303 to Baozhu Deng and Baozhen Deng advanced $5,537 to Baileqi Electronic. Shizhe New Energy refunded $625 and $1,869 to Liang Zhang and Zijian Yang respectively. Shikui Zhang advanced $28,528 to Shizhe New Energy. Changyong Yang, a stockholder of the Company, advanced $23,063 to Lisite Science.

 During the year ended June 30, 2019, Yubao Liu advanced $428,311 to Well Best. Baileqi Electronic borrowed $5,303 from Baozhu Deng. In addition, Baozhen Deng refunded $7,585 to Baileqi Electronic. Liang Zhang and Zijian Yang advanced $625 and $1,869 to Shizhe New Energy, respectively. Fangguan Electronics refunded approximately $0.47 million (RMB3.2 million) to Jialin Liang

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

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

On October 18, 2018, the Company appointed Prager Metis CPAs, LLC as the Company’s registered independent public accounting firm. Our principal independent accountant during the year ended June 30, 2020 was Paritz & Company, P.A. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended June 30, 2019	For Fiscal Year Ended June 30, 2020
Audit Fees	$182,500	$217,500
Audit-related fees	$-	$-
Tax Fees	$-	$8,500
All other Fees	$-	$-
Total	$182,500	$226,000

Audit Fees

During the fiscal year ended June 30, 2019, we incurred approximately $182,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2019.

During the fiscal year ended June 30, 2020, we incurred approximately $217,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2020.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2020 and 2019 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2020 and 2019 for professional services rendered by our principal accountant for tax compliance were $8,500 and $NIL, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2020 and 2019 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on October 13, 2017 as part of our Annual Report on Form 10-K
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
4.06	Description of Registrant’s Securities	Filed with the SEC on September 30, 2019 as part of our Annual Report on Form 10-K
10.01	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.02	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Purchase Agreement dated December 27, 2018 by and between Ionix Technology, Inc., Changchun Fangguan Electronics Technology Co., Ltd. and the shareholders of Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.04	Business Operation Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.05	Exclusive Technical Support Service Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd. and Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.06	Equity Interest Purchase Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.07	Equity Interest Pledge Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Jialin Liang and Xuemei Jiang	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: September 28, 2020	By:	/s/ Cheng Li
Name: Cheng Li Title: Chief (Principal) Executive Officer

Date: September 28, 2020	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: September 28, 2020	By:	/s/ Cheng Li
Name: Cheng Li Title: Chief Executive Officer and Director

Date September 28, 2020	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer

Date: September 28, 2020	By:	/s/ Yubao liu
Name: Yubao Liu Title: Director

Date: September 28, 2020	By:	/s/ Jialin Liang
Name: Jialin Liang Title: Director

Date: September 28, 2020	By:	/s/ Xuemei Jiang
Name: Xuemei Jiang Title: Director

Date: September 28, 2020	By:	/s/ Anthony Saviano
Name: Anthony Saviano Title: Independent Director

Date: September 28, 2020	By:	/s/ Yongwing Wang
Name: Yongping Wang Title: Independent Director

Date: September 28, 2020	By:	/s/ Yongsheng Fu
Name: Yongsheng Fu Title: Independent Director

Date: September 28, 2020	By:	/s/ Zhenyu Wang
Name: Zhenyu Wang Title: Independent Director

Date: September 28, 2020	By:	/s/ Qinghua Shi
Name: Qinghua Shi Title: Independent Director

