Form 10-Q
period 2020-09-30
IONIX TECHNOLOGY, INC.
filed 2020-11-16
CIK 1528308

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 000-54485

IONIX TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 608, Block B, Times Square，No.50 People Road, Zhongshan District, Dalian City, Liaoning Province, China 116001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2020, there were 123,644,895  shares of common stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.

FORM 10-Q

September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,213,329	$1,285,373
Notes receivable	66,828	125,798
Accounts receivable	3,043,822	3,273,141
Inventory	3,253,613	3,263,850
Advances to suppliers - non-related parties	453,315	540,259
- related parties	412,619	357,577
Prepaid expenses and other current assets	342,273	320,296
Total Current Assets	8,785,799	9,166,294

Property, plant and equipment, net	6,817,296	6,573,937
Intangible assets, net	1,473,292	1,424,404
Deferred tax assets	47,035	20,743
Total Assets	$17,123,422	$17,185,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$1,908,929	$2,034,735
Accounts payable	1,953,904	2,637,792
Advance from customers	209,868	43,077
Convertible notes payable, net of debt discount and loan cost	353,890	514,390
Derivative liability	215,630	276,266
Due to related parties	2,373,480	1,716,919
Accrued expenses and other current liabilities	216,123	359,577
Total Current Liabilities	7,231,824	7,582,756
Total Liabilities	7,231,824	7,582,756

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 116,500,917 and 114,174,265 shares issued and outstanding as of September 30, 2020 and June 30, 2020 respectively	11,650	11,417
Additional paid in capital	9,634,325	9,243,557
Retained earnings (accumulated deficit)	(270,108)	262,198
Accumulated other comprehensive income (loss)	73,270	(357,011)
Total Stockholders' Equity attributable to the Company	9,449,637	9,160,661
Noncontrolling interest	441,961	441,961
Total Stockholders’ Equity	9,891,598	9,602,622
Total Liabilities and Stockholders’ Equity	$17,123,422	$17,185,378

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	September 30,
	2020	2019

Revenues (See Note 3 and Note 11 for related party amounts)	$2,958,465	$7,500,330

Cost of Revenues (See Note 11 for related party amounts)	2,681,389	6,073,104

Gross profit	277,076	1,427,226

Operating expenses
Selling, general and administrative expense	308,503	381,428
Research and development expense	146,185	222,823
Total operating expenses	454,688	604,251

Income (loss) from operations	(177,612)	822,975

Other income (expense):
Interest expense, net of interest income	(174,234)	(56,863)
Subsidy income	13,164	42,787
Change in fair value of derivative liability	(60,652)	15,889
Loss on extinguishment of debt	(149,231)	-
Total other income (expense)	(370,953)	1,813

Income (loss) before income tax provision (benefit)	(548,565)	824,788
Income tax provision (benefit)	(16,259)	113,512
Net income (loss)	(532,306)	711,276

Other comprehensive income (loss)
Foreign currency translation adjustment	430,281	(416,785)
Comprehensive income (loss)	$(102,025)	$294,491

Earnings (Loss) Per Share - Basic and Diluted	$(0.00)	$0.01
Weighted average number of common shares outstanding - Basic and Diluted	114,787,847	114,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2020	5,000,000	$500	114,174,265	$11,417	$9,243,557	$262,198	$(357,011)	$441,961	$9,602,622
Issuance of common stock for conversion of convertible notes	-	-	2,326,652	233	390,768	-	-	-	391,001
Net loss	-	-	-	-	-	(532,306)	-	-	(532,306)
Foreign currency translation adjustment	-	-	-	-	-	-	430,281	-	430,281
Balance at September 30, 2020	5,000,000	$500	116,500,917	$11,650	$9,634,325	$(270,108)	$73,270	$441,961	$9,891,598

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2019	5,000,000	$500	114,003,000	$11,400	$8,829,487	$539,866	$(45,840)	$441,961	$9,777,374
Stock warrants issued with convertible notes	-	-	-	-	20,022	-	-	-	20,022
Net income	-	-	-	-	-	711,276	-	-	711,276
Foreign currency translation adjustment	-	-	-	-	-	-	(416,785)	-	(416,785)
Balance at September 30, 2019	5,000,000	$500	114,003,000	$11,400	$8,849,509	$1,251,142	$(462,625)	$441,961	$10,091,887

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(532,306)	$711,276
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	172,526	208,314
Deferred taxes	(24,977)	37,553
Change in fair value of derivative liability	60,652	(15,889)
Loss on extinguishment of debt	149,231	-
Non-cash interest	114,214	21,313
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	351,842	(948,146)
Accounts receivable - related parties	-	228,709
Inventory	136,649	334,753
Advances to suppliers - non-related parties	106,215	(238,711)
Advances to suppliers - related parties	(40,103)	13,186
Prepaid expenses and other current assets	(9,301)	33,140
Accounts payable	(772,948)	682,885
Advance from customers	161,885	222,994
Accrued expenses and other current liabilities	(132,277)	(73,748)
Net cash provided by (used in) operating activities	(258,698)	1,217,629

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(148,835)	(118,198)
Net cash used in investing activities	(148,835)	(118,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	62,706	109,498
Proceeds from bank loans	949,645	-
Repayment of bank loans	(1,151,941)	-
Proceeds from issuance of convertible notes payable	-	238,340
Repayment of convertible notes payable	(167,747)	-
Proceeds from (repayment of) loans from related parties	589,989	(13,383)
Net cash provided by financing activities	282,652	334,455

Effect of exchange rate changes on cash	52,837	(42,716)

Net increase (decrease) in cash and cash equivalents	(72,044)	1,391,170

Cash and cash equivalents, beginning of period	1,285,373	509,615

Cash and cash equivalents, end of period	$1,213,329	$1,900,785

Supplemental disclosure of cash flow information
Cash paid for income tax	$2,003	$35,312
Cash paid for interests	$51,347	$34,247

Non-cash investing and financing activities
Issuance of 2,326,652 shares of common stock for conversion of convertible notes	$391,001	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $270,108 as of September 30, 2020. The Company incurred loss from operation and did not generate sufficient cash flow from its operating activities for the three months ended September 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2020 and the results of operations and cash flows for the periods ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2021 or for any subsequent periods. The balance sheet at June 30, 2020 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2020 as included in our Annual Report on Form 10-K as filed with the SEC on September 28, 2020.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions may be taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2020 and June 30, 2020, the Company has accounts receivable balance from non-related party of $3,043,822 and $3,273,141, net of allowance for doubtful accounts of $145,132 and $139,609, respectively. No bad debt expense was recorded during the three months ended September 30, 2020 and 2019.

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

Under these criteria, for revenues from sale of products, the Company generally recognizes revenue when its products are delivered to customers in accordance with the written sales terms. The control of the products is transferred to the customer upon receipt of goods by the customer. For service revenue, the Company recognizes revenue when services are performed and accepted by customers.

The following table disaggregates our revenue by major source for the three months ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended September 30,
	2020	2019
Sales of LCM and LCD screens - Non-related parties	$2,957,025	$6,165,966
Sales of LCM and LCD screens - Related parties	-	313,957
Sales of portable power banks	-	627,703
Service contracts	1,440	392,704
Total	$2,958,465	$7,500,330

All the operating entities of the Company are domiciled in the PRC. All the Company’s revenues are derived in the PRC during the three months ended September 30, 2020 and 2019.

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

As of September 30, 2020 and June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

The new standard has no material effect on our consolidated financial statements as the Company does not have a lease with a term longer than 12 months as of September 30, 2020 (See Note 6).

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

During the three months ended September 30, 2020 and 2019, the Company had outstanding convertible notes and warrants which represent 1,096,705 and 287,316 shares of commons stock respectively. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2020	June 30, 2020

Balance sheet items, except for equity accounts	6.8101	7.0795

	Three Months Ended September 30,
	2020	2019

Items in statements of comprehensive income (loss) and cash flows	6.9448	7.0115

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

The Company has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement (See Note 14).

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

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The guidance is effective for public entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years and all other entities for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements.

Risk factor

Due to the outbreak of the Coronavirus Disease 2019 (COVID-19) in the PRC, the Company’s operational and financial performance, has been affected by the epidemic during the three months ended September 30, 2020. The Company has been keeping continuous attention on the situation of the COVID-19, assessing and reacting actively to its impacts on the financial position and operating results of the Company as below:

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

NOTE 4 - VARIABLE INTEREST ENTITY

The VIE contractual arrangements

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

Assets of Fangguan Electronics that are collateralized or pledged are not restricted to settle its own obligations. The creditors of Fangguan Electronics do not have recourse to the primary beneficiary’s general credit.

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

The Company’s ability to conduct its business through its VIE may be negatively affected if the PRC government were to carry out of any of the aforementioned actions. As a result, the Company may not be able to consolidate its VIE in its consolidated financial statements as it may lose the ability to exert effective control over its VIE and its respective shareholders and it may lose the ability to receive economic benefits from its VIE. The Company, however, does not believe such actions would result in the liquidation or dissolution of the Company, its PRC subsidiary and its VIE. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of its VIE were included in the accompanying consolidated financial statements after elimination of intercompany transactions and balances:

	Balance as of September 30, 2020	Balance as of June 30, 2020
Cash and cash equivalents	$1,163,414	$1,266,426
Notes receivable	66,828	125,798
Accounts receivable - non-related parties	2,870,857	3,069,629
Inventory	2,716,677	2,639,839
Advances to suppliers - non-related parties	453,030	530,670
Prepaid expenses and other current assets	61,753	58,103
Total Current Assets	7,332,559	7,690,465

Property, plant and equipment, net	6,812,464	6,568,874
Intangible assets, net	1,473,292	1,424,404
Deferred tax assets	47,035	20,743
Total Assets	$15,665,350	$15,704,486

Short-term bank loan	$1,908,929	$2,034,735
Accounts payable	1,953,909	2,637,792
Advance from customers	36,849	27,501
Due to related parties	1,903,332	1,407,145
Accrued expenses and other current liabilities	43,616	61,856
Total Current Liabilities	5,846,635	6,169,029
Total Liabilities	$5,846,635	$6,169,029

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	September 30, 2020	June 30, 2020
Raw materials	$543,654	$666,981
Work-in-process	773,188	500,331
Finished goods	1,936,771	2,096,538
Total Inventories	$3,253,613	$3,263,850

The Company recorded no inventory markdown for the three months ended September 30, 2020 and 2019.

NOTE 6 - OPERATING LEASE

For the three months ended September 30, 2020, the Company had two real estate operating leases for office, warehouses and manufacturing facilities under the terms of one year.

Lisite Science Technology (Shenzhen) Co., Ltd ("Lisite Science") leases office and warehouse space from Shenzhen Keenest Technology Co., Ltd. (“Keenest”), a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020. On July 20, 2020, Lisite Science further extended the lease with Keenest for one more year until July 20, 2021 with annual rent of approximately $1,500 (RMB10,000). (See Note 11).

Shenzhen Baileqi Electronic Technology Co., Ltd. ("Baileqi Electronic") leases office and warehouse space from Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”), a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2020. On June 5, 2020, Baileqi Electronic further extended the lease with Shenzhen Baileqi S&T for one more year until May 31, 2021 with monthly rent of approximately $2,500 (RMB17,525). (See Note 11).

The Company made an accounting policy election not to recognize lease assets and liabilities for the leases listed above as all lease terms are 12 months or shorter.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	September 30, 2020	June 30, 2020

Buildings	$4,783,723	$4,601,685
Machinery and equipment	3,086,127	2,822,686
Office equipment	69,745	67,091
Automobiles	102,758	98,848
Subtotal	8,042,353	7,590,310
Less: Accumulated depreciation	(1,225,057)	(1,016,373)
Property, plant and equipment, net	$6,817,296	$6,573,937

Depreciation expense related to property, plant and equipment was $165,210 and $201,068 for the three months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and June 30, 2020, buildings were pledged as collateral for bank loans (See Note 9).

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2020	June 30, 2019

Land use right	$1,499,518	$1,442,456
Computer software	26,030	25,039
Subtotal	1,525,548	1,467,495
Less: Accumulated amortization	(52,256)	(43,091)
Intangible assets, net	$1,473,292	$1,424,404

Amortization expense related to intangible assets was $7,316 and $7,246 for the three months ended September 30, 2020 and 2019, respectively.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of September 30, 2020 and June 30, 2020, land use right was pledged as collateral for bank loans (See Note 9).

NOTE 9 – SHORT-TERM BANK LOAN

The Company’s short-term bank loans consist of the following:

		September 30, 2020	June 30, 2020
Loan payable to Industrial Bank, due November 2020	(1)	$734,204	$1,836,288
Loan payable to Industrial Bank, due May 2021	(2)	160,459	154,353
Loan payable to Industrial Bank, due June 2021	(2)	45,838	44,094
Loan payable to Industrial Bank, due August 2021	(3)	527,906	-
Loan payable to Industrial Bank, due March 2021	(3)	440,522	-
Total		$1,908,929	$2,034,735

(1)	On November 19, 2019, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.6 million (RMB 18 million) for a year until November 18, 2020 with annual interest rate of 5.22%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. On May 20, 2020, Fangguan Electronics partially repaid this bank loan of approximately US$706,000 (RMB5,000,000). On August 28, 2020 and September 21, 2020, Fangguan Electronics further partially repaid this bank loan of approximately US$441,000 (RMB3,000,000) and US$734,000 (RMB5,000,000) respectively.

(2)	During May and Jun 2020, Fangguan Electronics issued two one-year commercial acceptance bills with amounts of approximately US$160,000 (RMB1,092,743) and US$46,000 (RMB312,161) and maturity dates at May 21, 2021 and June 11, 2021 respectively. On May 22, 2020 and June 16, 2020, the two commercial acceptance bills were discounted with Industrial Bank at an interest rate of 3.85% and the balance of the two commercial acceptance bills converted to bank loans with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the above RMB18 million loan under the same bank.

(3)	During August 2020, Fangguan Electronics issued a one-year commercial acceptance bill with amount of approximately US$528,000 (RMB3,595,096) and maturity date at August 6, 2021. During September 2020, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$441,000 (RMB3,000,000) and maturity date at March 9, 2021. On August 11, 2020 and September 10, 2020, the two commercial acceptance bills were discounted with Industrial Bank at an interest rate of 3.80% and the balance of the two commercial acceptance bills converted to bank loans with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the above RMB18 million loan under the same bank.

NOTE 10 - STOCKHOLDERS' EQUITY

Stock Issued for Conversion of Convertible Debt

(1)	On July 9, 2020, the Company issued a total of 42,079 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $20,000 according to the conditions of the convertible note dated as July 25, 2019.

On August 19, 2020, the Company issued a total of 222,891 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in the principal amount of $19,000 together with $4,916 of accrued and unpaid interest, totaling $23,916 according to the conditions of the convertible note dated as July 25, 2019.

The remaining principal balance due under this convertible note after these two conversions is zero.

(2)	On July 13, 2020, the Company issued a total of 68,500 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $37,504 according to the conditions of the convertible note dated as January 10, 2020.

On August 20, 2020, the Company issued a total of 600,000 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $54,180 according to the conditions of the convertible note dated as January 10, 2020.

On September 24, 2020, the Company issued a total of 400,000 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $6,065 together with $4,495 of accrued and unpaid interest, totaling $10,560 according to the conditions of the convertible note dated as January 10, 2020.

The remaining principal balance due under this convertible note after these three conversions is $49,101.

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

All above conversions resulted in a total loss on extinguishment of debt of $149,231 for the three months ended September 30, 2020.

NOTE 11 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the three months ended September 30, 2019, the Company purchased $583,764 and $37,495 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.9% and 1.1% respectively of the Company’s outstanding common stock as of September 30, 2019. The amount of $583,764 and $37,495 were included in the cost of revenue.

Advances to suppliers - related parties

Lisite Science made advances of $412,619 and $357,577 to Keenest for future purchases as of September 30, 2020 and June 30, 2020, respectively.

Sales to related party

During the three months ended September 30, 2020 and 2019, Baileqi Electronic sold materials of $0 and $313,957 respectively to Shenzhen Baileqi S&T.

Lease from related party

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020. On July 20, 2020, Lisite Science further extended the lease with Keenest for one more year until July 20, 2021 with annual rent of approximately $1,500 (RMB10,000). (See Note 6).

Baileqi Electronic leases office and warehouse space from Shenzhen Baileqi S&T, a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2020. On June 5, 2020, Baileqi Electronic further extended the lease with Shenzhen Baileqi S&T for one more year until May 31, 2021 with monthly rent of approximately $2,500 (RMB17,525). (See Note 6).

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

			September 30, 2020	June 30, 2020

Ben Wong	(1)		$143,792	$143,792
Yubao Liu	(2)		263,551	102,938
Xin Sui	(3)		2,016	2,016
Baozhen Deng	(4)		(469)	9,437
Jialin Liang	(5	)(10)	1,377,643	901,460
Xuemei Jiang	(6	)(9)	525,690	505,685
Shikui Zhang	(7)		36,107	28,528
Changyong Yang	(8)		25,150	23,063
			$2,373,480	$1,716,919

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

(5) Jialin Liang is a stockholder of the Company and the president, CEO, and director of Fangguan Electronics.

(6) Xuemei Jiang is a stockholder of the Company and the vice president and director of Fangguan Electronics.

(7) Shikui Zhang is a stockholder of the Company and serves as the legal representative and general manager of Shizhe New Energy since May 2019.

(8) Changyong Yang is a stockholder of the Company, who owns approximately 1.9% of the Company’s outstanding common stock, and the owner of Keenest.

(9) The liability was assumed from the acquisition of Fangguan Electronics.

(10) The Company assumed liability of approximately $5.8 million (RMB39,581,883) from Jialin Liang during the acquisition of Fangguan Electronics. During the year ended June 30, 2019, approximately $4.4 million (RMB30,000,000) liability assumed was forgiven and converted to capital.

During the three months ended September 30, 2020, Yubao Liu advanced $395,558 to Well Best after netting off the refund paid to him. In addition, Yubao Liu agreed to decrease his advances to Well Best of $234,945 (RMB1,600,000) to pay off the loan receivables due from Shenzhen Baileqi S&T to Baileqi Electronic on behalf of Shenzhen Baileqi S&T.

During the three months ended September 30, 2020, Baileqi Electronic refunded $9,906 to Baozhen Deng. Shikui Zhang advanced approximately $6,300 to Shizhe New Energy. Changyong Yang, a stockholder of the Company, advanced approximately $1,200 to Lisite Science.

On September 23, 2020, Jialin Liang entered into a short-term loan agreement with Bank of Communications to borrow an individual loan of approximately US$441,000 (RMB 3 million) for one year with annual interest rate of 3.85%. The borrowing was guaranteed by Fangguan Electronics. Pursuant to the loan agreement, the proceed from the bank loan could only be used in the operation of Fangguan Electronics. On September 23, 2020, Jialin Liang advanced all of the proceeds from this bank loan to Fangguan Electronics.

During the three months ended September 30, 2019, Yubao Liu was refunded of $15,978 by Well Best and Welly Surplus. Baileqi Electronic refunded $5,303 to Baozhu Deng, a relative of the stockholder Baozhen Deng. Shizhe New Energy refunded $625 and $1,869 to Liang Zhang and Zijian Yang respectively, who were the officers of Shizhe New Energy at the time. Shikui Zhang advanced $10,045 to Shizhe New Energy.

NOTE 12 – CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues (goods sold and services) and its outstanding balance of accounts receivable are presented as follows:

	For the Three Months Ended September 30, 2020		As of September 30, 2020
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$633,987	21%	$229,358	8%
Customer B	320,329	11%	581,857	19%
Total	$954,316	32%	$811,215	27%

	For the Three Months Ended September 30, 2019		As of September 30, 2019
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$1,072,827	14%	$-	-%
Customer B	860,874	11%	866,724	19%
Customer C	993,547	13%	1,043,352	23%
Total	$2,927,248	38%	$1,910,076	42%

Primarily all customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended September 30, 2020		As of September 30, 2020
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$295,598	12%	$-	-%
Supplier B	289,746	12%	161,945	8%
Supplier C	287,297	12%	145,338	7%
Total	$872,641	36%	$307,283	15%

	For the Three Months Ended September 30, 2019		As of September 30, 2019
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$583,764	19%	$-	-%
Supplier B	497,229	16%	117,461	4%
Total	$1,080,993	35%	$117,461	4%

All suppliers of the Company are located in the PRC.

NOTE 13 - INCOME TAXES

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

For the three months ended September 30, 2020 and 2019, the Company did not generate income in United States of America and no provision for income tax was made. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three-year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2016 and after were still open to audit as of September 30, 2020.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the three months ended September 30, 2020 and 2019, there is no assessable income chargeable to profit tax in Hong Kong.

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

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company's effective tax rate is as follows:

	For the Three Months Ended September 30,
	2020	2019

Tax at U.S. statutory rate	$(115,199)	$173,205
Tax rate difference between foreign operations and U.S.	12,766	(77,502)
Change in valuation allowance	41,924	17,133
Permanent difference	44,250	676
Effective tax	$(16,259)	$113,512

The provisions for income taxes are summarized as follows:

	For the Three Months Ended September 30,
	2020	2019
Current	$8,718	$75,959
Deferred	(24,977)	37,553
Total	$(16,259)	$113,512

As of September 30, 2020, the Company has approximately $2,715,000 net operating loss carryforwards available in the U.S., Hong Kong and China to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets resulted from net operating loss carryforward cannot be utilized in the future because there will not be significant future earnings from the entities which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets resulted from net operating loss carryforward as of September 30, 2020.

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

For purposes of the inclusion of GILTI, the Company determined that the Company did not have tax liabilities resulting from GILTI for the three months ended September 30, 2020 and 2019 due to net operating loss carryforwards available in the U.S. Therefore, there was no accrual of GILTI liability as of September 30, 2020 and June 30, 2020.

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

NOTE 14 - CONVERTIBLE DEBT

Convertible notes

As of September 30, 2020, convertible notes payable consists of:

		Note Balance	Debt discount	Carrying Value

Power Up Lending Group Ltd	(1)	$-	$-	$-
Firstfire Global Opportunities Fund LLC	(2)	141,250	-	141,250
Power Up Lending Group Ltd	(3)	-	-	-
Crown Bridge Partners	(4)	51,384	(4,808)	46,576
Morningview Financial LLC	(5)	150,000	(20,860)	129,140
BHP Capital NY	(6)	-	-	-
Labrys Fund, LP	(7)	49,101	(12,177)	36,924
Total		$391,735	$(37,845)	$353,890

As of June 30, 2020, convertible notes payable consists of:

		Note Balance	Debt discount	Carrying Value

Power Up Lending Group Ltd	(1)	$39,000	$(1,953)	$37,047
Firstfire Global Opportunities Fund LLC	(2)	165,000	(32,909)	132,091
Power Up Lending Group Ltd	(3)	53,000	(13,995)	39,005
Crown Bridge Partners	(4)	51,384	(15,095)	36,289
Morningview Financial LLC	(5)	165,000	(64,416)	100,584
BHP Capital NY	(6)	91,789	-	91,789
Labrys Fund, LP	(7)	146,850	(69,265)	77,585
Total		$712,023	$(197,633)	$514,390

(1)	On July 25, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $103,000 and received $94,840 in cash on August 1, 2019 after deducting legal fees and other costs. The convertible note bears interest rate at 6% per annum and due on July 25, 2020. The convertible note can be converted into shares of the Company’s common stock at 65% of the average of the two lowest trading prices during the fifteen trading day prior to the conversion date.

During the three months ended September 30, 2020, Power Up Lending Group Ltd elected to convert $39,000 of the principal amount together with $4,916 of accrued and unpaid interest of the convertible notes into 264,970 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $32,778. (See Note 10)

The remaining principal balance due under this convertible note after all conversions is zero as of September 30, 2020.

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

During the three months ended September 30, 2020, Firstfire Global Opportunities Fund LLC elected to convert $23,750 of the principal amount of the convertible notes into 425,000 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $14,420. (See Note 10)

The remaining principal balance due under this convertible note after conversions is $141,250, which was at default as of September 30, 2020.

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

On September 16, 2020, the Company entered into a Note Settlement Agreement with Power Up Lending Group Ltd., the holder of the Company’s convertible debt. The Note Settlement Agreement terminated their convertible note dated November 4, 2019 after the Company paid an aggregate of $75,000 on September 16, 2020. The debt settlement resulted in a gain on extinguishment of debt of $15,346.

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

During the three months ended September 30, 2020, Morningview Financial, LLC elected to convert $15,000 of the principal amount of the convertible notes into 568,182 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $5,907. The remaining principal balance due under this convertible note after this conversion is $150,000 as of September 30, 2020. (See Note 10)

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

On April 14, 2020, the Company entered into an Amendment to Securities Purchase Agreement with BHP Capital NY, Inc dated on December 3, 2019. The Company agreed to pay off this note holder in 6 installments of $23,186.79 each, with an aggregate amount of $139,121 (including principal of $137,114 and interest of $2,007). The repayment resulted in a loss on extinguishment of debt of $4,703, which was included in other income and expense in the consolidated statement of comprehensive income (loss) for the year ended June 30, 2020.

In May and June 2020, the Company paid two installments totaling $46,373 (including principal of $45,325 and interest of $1,048) and note payable balance decreased to $91,789 as of June 30, 2020. During the period from July to September 2020, the Company continued to pay 4 installments of an aggregate amount of $92,748 (including principal of $91,789 and interest of $959).

As of the date of this report, the Company has made total six installments payment of an aggregate amount of $139,121 (including principal of $137,114 and interest of $2,007). The note payable balance decreased to zero as of September 30, 2020.

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

During the three months ended September 30, 2020, Labrys Fund, LP elected to convert $97,749 of the principal amount together with $4,495 of accrued and unpaid interest of the convertible notes into 1,068,500 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $111,472. The remaining principal balance due under this convertible note after conversions is $49,101 as of September 30, 2020. (See Note 10)

For the three months ended September 30, 2020 and 2019, the Company recorded the amortization of debt discount of $114,214 and 21,313 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

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

The change of derivative liabilities is as follows:

Balance at July 1, 2020	$276,266
Converted	(81,315)
Debt settlement	(39,973)
Change in fair value recognized in operations	60,652
Balance at September 30, 2020	$215,630

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model during the three months ended September 30, 2020, using the following assumptions:

Estimated dividends	None
Expected volatility	78.55% to 148.59%
Risk free interest rate	0.61% to 0.69%
Expected term	0 to 6 months

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

The details of the outstanding warrants are as follows:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (years)

Outstanding at July 1, 2020	229,166	$2.68	4.2 to 4.53
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Outstanding at September 30, 2020	229,166	$2.68	3.95 to 4.28

NOTE 15 – SEGMENT INFORMATION

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

Although all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each operating segments are same and are described in Note 3, “Summary of Significant Accounting Policies”.

The following tables provide the business segment information for the three months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$-	$2,957,025	$1,440	$-	$2,958,465
Cost of Revenues	-	2,671,405	9,984	-	2,681,389
Gross profit (loss)	-	285,620	(8,544)	-	277,076
Operating expenses	2,685	352,277	9,625	90,101	454,688
Loss from operations	(2,685)	(66,657)	(18,169)	(90,101)	(177,612)
Net loss	$(2,684)	$(88,484)	$(18,168)	$(422,970)	$(532,306)

	For the Three Months Ended September 30, 2019
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$627,703	$6,479,923	$392,704	$-	$7,500,330
Cost of Revenues	583,764	5,356,904	132,436	-	6,073,104
Gross profit	43,939	1,123,019	260,268	-	1,427,226
Operating expenses	4,112	518,494	11,481	70,164	604,251
Income (loss) from operations	39,827	604,525	248,787	(70,164)	822,975
Net income (loss)	$37,841	$524,476	$226,107	$(77,148)	$711,276

NOTE 16 - SUBSEQUENT EVENTS

Stock Issued for Conversion of Convertible Debt

(1)	On October 16, 2020, the Company issued a total of 1,200,000 shares of common stock to Firstfire Global Opportunities Fund LLC for the conversion of debt in the principal amount of $14,100 according to the conditions of the convertible note dated as September 11, 2019.

On October 29, 2020, the Company issued a total of 2,500,000 shares of common stock to Firstfire Global Opportunities Fund LLC for the conversion of debt in the principal amount of $31,000 according to the conditions of the convertible note dated as September 11, 2019.

The remaining principal balance due under this convertible note after these two conversions is $96,150.

(2)	On October 12, 2020, the Company issued a total of 650,000 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $14,844.39 together with $121.07 of accrued and unpaid interest according to the conditions of the convertible note dated as January 10, 2020.

On October 16, 2020, the Company issued a total of 181,500 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $2,722.5 together with $18.84 of accrued and unpaid interest according to the conditions of the convertible note dated as January 10, 2020.

On October 19, 2020, the Company issued a total of 2,112,478 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $31,674.16 together with $13.02 of accrued and unpaid interest according to the conditions of the convertible note dated as January 10, 2020.

The remaining principal balance due under this convertible note after these three conversions is $0.

(3)	On October 16, 2020, the Company issued a total of 500,000 shares of common stock to Crown Bridge Partners, LLC for the conversion of debt in the principal amount of $3,500 according to the conditions of the convertible note dated as November 12, 2019. The remaining principal balance due under this convertible note after this conversion is $47,884.4.

Payments to Settle Convertible Notes

On November 12, 2020, the Company paid Firstfire Global Opportunities Fund LLC, the holder of the Company’s convertible debt an aggregate of $130,500 in order to terminate their convertible note dated September 11, 2019. The payment was made by Yubao Liu on behalf of the Company and the holder confirmed this full settlement on November 13, 2020.

On November 12, 2020, the Company paid Morningview Financial, LLC, the holder of the Company’s convertible debt an aggregate of $175,000 in order to terminate their convertible note dated November 20, 2019. The payment was made by Yubao Liu on behalf of the Company and the holder confirmed this full settlement on November 14, 2020.

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

Results of Operation for the Three Months Ended September 30, 2020 and 2019

Revenues

During the three months ended September 30, 2020, COVID-19 continued to affect the operational and financial performance of the Company.

During the three months ended September 30, 2020 and 2019, total revenues were $2,958,465 and $7,500,330 respectively. The total revenues decreased by $4,541,865 or 61% from the three months ended September 30, 2019 to the three months ended September 30, 2020.

Among the significant decrease of $4,541,865 in total revenues for the three months ended September 30, 2020, $3,212,565 decrease was due to the revenue decrease from Fangguan Electronics which was acquired on December 27, 2018. The decrease can be directly attributed to the fact that the continuous outbreak of COVID-19 induced the numerous shutdowns and suspensions of commercial activities in certain cities and provinces which have caused the significantly adverse effects on the business of the Company.

The decrease in total revenues was partially attributed to the significant decreases of $1,018,967 in service contract and smart energy revenues from the three months ended September 30, 2019 to the three months ended September 30, 2020. The decrease in smart energy revenue was due to the fact that the global economy is on track to contract in 2020 as a result of the COVID-19 pandemic and the overseas enterprises ceased placing orders from our major customers in smart energy segment. Then our business was hit by the chain reaction. As for the service contract business, mainly due to COVID-19, all old contracts were completed while new contracts have not been signed.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the three months ended September 30, 2020 and 2019, the total cost of revenues was $2,681,389 and $6,073,104, respectively. The total cost of revenues decreased by $3,391,715 or 56% from the three months ended September 30, 2019 to the three months ended September 30, 2020.

Among the significant decrease of $3,391,715 in total cost of revenues for the three months ended September 30, 2020, $2,471,833 decrease was due to the decrease of the cost of revenues from Fangguan Electronics which was acquired on December 27, 2018.

The decrease in cost of revenues can be directly attributed to the decrease of revenues.

Gross Profit

During the three months ended September 30, 2020 and 2019, the gross profit was $277,076 and $1,427,226 respectively.

Our gross profit margin was at 9% during the three months ended September 30, 2020 as compared to 19% during the three months ended September 30, 2019.

The decrease in gross profit margin can be attributed to the fact that starting from the end of the last calendar year, the Company adopted the new business strategy to have low gross profits in order to promote sales.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended September 30, 2020 and 2019, selling, general and administrative expenses were $308,503 and $381,428, respectively.

The decrease in selling, general and administrative expenses can be attributed to the stricter cost control in professional fees during the three months ended September 30, 2020.

Research and Development Expenses

Our research and development expenses are mainly comprised of payroll expenses of research staff, and other miscellaneous expenses.

During the three months ended September 30, 2020 and 2019, research and development expenses were $146,185 and $222,823, respectively.

All research and development expenses were incurred by Fangguan Electronics.

Other Incomes (Expenses)

Other expenses consisted of interest expense, net of interest income and loss on extinguishment of debt. Other incomes consisted primarily of subsidy income. Change in fair value of derivative liability was an expense for the three months ended September 30, 2020 and an income for the three months ended September 30, 2019.

During the three months ended September 30, 2020 and 2019, other incomes (expenses) were $(370,953) and $1,813, respectively.

The difference of interest expense was mainly due to the fact that there were more convertible notes during the three months ended September 30, 2020 than during the three months ended September 30, 2019.

The subsidy income was from Fangguan Electronics and Baileqi Electronic which received government subsidies during the three months ended September 30, 2020.

The change in fair value of derivative liability can be attributed to the fact that there were more convertible notes during the three months ended September 30, 2020 than during the three months ended September 30, 2019.

The loss on extinguishment of debt of $149,231 can be attributed to the conversion of convertible notes to 2,326,652 common shares in the principal amount of $175,499 together with $9,411 of accrued and unpaid interest during the three months ended September 30, 2020. No convertible notes were converted during the same period of 2019.

Net Income (Loss)

During the three months ended September 30, 2020 and 2019, our net income (loss) was $(532,306) and $711,276, respectively.

The change can be attributed to the significant decrease of revenues and the loss on extinguishment of debts during the three months ended September 30, 2020.

Liquidity and Capital Resource

Cash Flow from Operating Activities

During the three months ended September 30, 2020, net cash used in operating activities was $258,698 compared to the cash provided by operating activities of $1,217,629 for the three months ended September 30, 2019. The change was mainly due to a decrease of $ 1,243,582 in net income and a decrease of $453,100 in cash inflow from changes in operating assets and liabilities in the three months ended September 30, 2020 compared to the same period in 2019.

Cash Flow from Investing Activities

During the three months ended September 30, 2020, net cash used in investing activities was $148,835 compared to net cash used in investing activities of $118,198 for the same period in 2019. The change was primarily due to the increase in the acquisition of the equipment by $30,637 during the three months ended September 30, 2020 compared to the same period in 2019.

Cash Flow from Financing Activities

During the three months ended September 30, 2020, cash provided by financing activities was $282,652 compared to net cash provided by financing activities of $334,455 for the same period in 2019. The change was primarily due to the repayment of bank loans of $1,151,941, repayment of convertible notes payables of $167,747, decrease in notes receivable inflows of $46,792 and decrease in proceeds from issuance of convertible notes payables of $238,340, offset by the proceeds from new bank loans of $949,645 and proceeds from loans from related parties of $589,989 during the three months ended September 30, 2020 compared to same period of 2019.

As of September 30, 2020, we have a working capital of $1,553,975.

Our total current liabilities as of September 30, 2020 were $7,231,824 and mainly consist of $1,908,929 for short-term bank loans, $1,953,904 in accounts payable, the amount due to related parties of $2,373,480, the convertible notes payable net of debt discount and loan cost of $353,890, the derivative liability of $215,630. The Company’s major shareholder is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $270,108 as of September 30, 2020. The Company incurred loss from operation and did not generate sufficient cash flow from its operating activities for the three months ended September 30, 2020. These factors, among others, raise substantial doubt about the Companys ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2020, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all unregistered securities issued since July 1, 2020:

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

On September 24, 2020, the Company issued a total of 400,000 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $5,944 according to the conditions of the convertible note dated as January 10, 2020.

On October 12, 2020, the Company issued a total of 650,000 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $14,844,39 according to the conditions of the convertible note dated as January 10, 2020.

On October 16, 2020, the Company issued a total of 181,500 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $2,722.5 according to the conditions of the convertible note dated as January 10, 2020.

 On October 16, 2020, the Company issued a total of 1,200,000 shares of common stock to Firstfire Global Opportunities Fund LLC for the conversion of debt in the principal amount of $14,100 according to the conditions of the convertible note dated as September 11, 2019.

On October 16, 2020, the Company issued a total of 500,000 shares of common stock to Crown Bridge Partners, LLC for the conversion of debt in the principal amount of $3,500 according to the conditions of the convertible note dated as November 12, 2019.

On October 19, 2020, the Company issued a total of 2,112,478 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $31,674.16 according to the conditions of the convertible note dated as January 10, 2020.

On October 29, 2020, the Company issued a total of 2,500,000 shares of common stock to Firstfire Global Opportunities Fund LLC for the conversion of debt in the principal amount of $31,000 according to the conditions of the convertible note dated as September 11, 2019.

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

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon one of the following exemptions:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on October 13, 2017 as part of our Annual Report on Form 10-K
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
4.06	Description of Registrant’s Securities	Filed with the SEC on September 30, 2019 as part of our Annual Report on Form 10-K
10.01	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.02	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Purchase Agreement dated December 27, 2018 by and between Ionix Technology, Inc., Changchun Fangguan Electronics Technology Co., Ltd. and the shareholders of Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.04	Business Operation Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.05	Exclusive Technical Support Service Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd. and Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.06	Equity Interest Purchase Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.07	Equity Interest Pledge Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Jialin Liang and Xuemei Jiang	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed with the SEC on September 30, 2020 as part of our Annual Report on Form 10-K
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: November 16, 2020	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: November 16, 2020	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer (Principal
Financial and Principal Accounting Officer)

Date: November 16, 2020	By:	/s/ Yang Yan
	Name:	Yang Yan
	Title:	President and Treasurer

Date: November 16, 2020	By:	/s/ Yubao Liu
	Name:	Yubao Liu
	Title:	Director

Date: November 16, 2020	By:	/s/ Jialin Liang
	Name:	Jialin Liang
	Title:	Director

Date: November 16, 2020	By:	/s/ Xuemei Jiang
	Name:	Xuemei Jiang
	Title:	Director

Date: November 16, 2020	By:	/s/ Yongping Wang
	Name:	Yongping Wang
	Title:	Independent Director

Date: November 16, 2020	By:	/s/ Yongsheng Fu
	Name:	Yongsheng Fu
	Title:	Director

Date: November 16, 2020	By:	/s/ Zhenyu Wang
	Name:	Zhenyu Wang
	Title:	Independent Director

Date: November 16, 2020	By:	/s/ Xiaolin Wei
	Name:	Xiaolin Wei
	Title:	Independent Director

Date: November 16, 2020	By:	/s/ Liyan Wang
	Name:	LiyanWang
	Title:	Independent Director

