Form 10-Q
period 2020-12-31
IONIX TECHNOLOGY, INC.
filed 2021-02-16
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 14, 2021, there were 162,582,058 shares of common stock issued and outstanding, par value $0.0001 per share.

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

IONIX TECHNOLOGY, INC.

FORM 10-Q

December 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,121,104	$1,285,373
Notes receivable	35,320	125,798
Accounts receivable	3,350,910	3,273,141
Inventory	3,565,448	3,263,850
Advances to suppliers - non-related parties	657,592	540,259
- related parties	429,264	357,577
Prepaid expenses and other current assets	370,150	320,296
Total Current Assets	9,529,788	9,166,294

Property, plant and equipment, net	7,001,152	6,573,937
Intangible assets, net	1,508,762	1,424,404
Deferred tax assets	47,778	20,743
Total Assets	$18,087,480	$17,185,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$1,681,906	$2,034,735
Accounts payable	2,455,750	2,637,792
Advance from customers	206,666	43,077
Promissory notes payable, net of debt discount and loan cost	186,714	-
Convertible notes payable, net of debt discount and loan cost	-	514,390
Derivative liability	-	276,266
Due to related parties	2,535,927	1,716,919
Accrued expenses and other current liabilities	55,099	359,577
Total Current Liabilities	7,122,062	7,582,756
Total Liabilities	7,122,062	7,582,756

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 155,582,058 and 114,174,265 shares issued and outstanding as of December 31, 2020 and June 30, 2020 respectively	15,558	11,417
Additional paid in capital	10,595,485	9,243,557
Retained earnings (accumulated deficit)	(626,226)	262,198
Accumulated other comprehensive income (loss)	538,140	(357,011)
Total Stockholders' Equity attributable to the Company	10,523,457	9,160,661
Noncontrolling interest	441,961	441,961
Total Stockholders’ Equity	10,965,418	9,602,622
Total Liabilities and Stockholders’ Equity	$18,087,480	$17,185,378

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenues (See Note 3 and Note 11 for related party amounts)	$2,982,883	$7,332,968	$5,941,348	$14,833,298

Cost of Revenues (See Note 11 for related party amounts)	2,588,055	6,270,572	5,269,444	12,343,676

Gross profit	394,828	1,062,396	671,904	2,489,622

Operating expenses
Selling, general and administrative expense	349,398	497,197	657,901	878,625
Research and development expense	131,055	284,028	277,240	506,851
Total operating expenses	480,453	781,225	935,141	1,385,476

Income (loss) from operations	(85,625)	281,171	(263,237)	1,104,146

Other income (expense):
Interest expense, net of interest income	(45,499)	(200,370)	(219,733)	(257,233)
Subsidy income	922	7,231	14,086	50,018
Change in fair value of derivative liability	(586,980)	115,563	(647,632)	131,452
Gain on extinguishment of debt	351,819	-	202,588	-
Total other expense	(279,738)	(77,576)	(650,691)	(75,763)

Income (loss) before income tax provision (benefit)	(365,363)	203,595	(913,928)	1,028,383
Income tax provision (benefit)	(9,245)	67,937	(25,504)	181,449
Net income (loss)	(356,118)	135,658	(888,424)	846,934

Other comprehensive income (loss)
Foreign currency translation adjustment	464,870	255,703	895,151	(161,082)
Comprehensive income	$108,752	$391,361	$6,727	$685,852

Earnings (Loss) Per Share - Basic and Diluted	$(0.00)	$0.00	$(0.01)	$0.01
Weighted average number of common shares outstanding - Basic and Diluted	128,017,085	114,003,000	121,402,466	114,003,000

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2020	5,000,000	$500	114,174,265	$11,417	$9,243,557	$262,198	$(357,011)	$441,961	$9,602,622

Issuance of common stock for conversion of convertible notes	-	-	2,326,652	233	390,768	-	-	-	391,001

Net loss	-	-	-	-	-	(532,306)	-	-	(532,306)

Foreign currency translation adjustment	-	-	-	-	-	-	430,281	-	430,281

Balance at September 30, 2020	5,000,000	500	116,500,917	11,650	9,634,325	(270,108)	73,270	441,961	9,891,598

Issuance of common stock for conversion of convertible notes	-	-	7,143,978	714	455,429	-	-	-	456,143

Issuance of common stock for exercise of warrants	-	-	1,500,000	150	66,878	-	-	-	67,028

Issuance of common stock as commitment shares for promissory note	-	-	1,567,164	157	67,903	-	-	-	68,060

Issuance of common stock for private placement	-	-	28,869,999	2,887	430,113	-	-	-	433,000

Settlement of warrants in relation to extinguishment of debt	-	-	-	-	(59,163)	-	-	-	(59,163)

Net loss	-	-	-	-	-	(356,118)	-	-	(356,118)

Foreign currency translation adjustment	-	-	-	-	-	-	464,870	-	464,870

Balance at December 31, 2020	5,000,000	$500	155,582,058	$15,558	$10,595,485	$(626,226)	$538,140	$441,961	$10,965,418

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

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

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(888,424)	$846,934
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	335,067	399,080
Deferred taxes	(24,322)	28,879
Change in fair value of derivative liability	647,632	(131,452)
Gain on extinguishment of debt	(202,588)	-
Non-cash interest	139,673	181,336
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	184,522	(1,606,240)
Accounts receivable - related parties	-	(11,500)
Inventory	(31,178)	323,148
Advances to suppliers - non-related parties	(69,901)	37,082
Advances to suppliers - related parties	(40,530)	120,295
Prepaid expenses and other current assets	(22,753)	(161,718)
Accounts payable	(383,729)	729,495
Advance from customers	153,698	(8,120)
Accrued expenses and other current liabilities	(271,108)	(158,651)
Net cash provided by (used in) operating activities	(473,941)	588,568

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(190,623)	(190,675)
Acquisition of intangible assets	(2,339)	-
Net cash used in investing activities	(192,962)	(190,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	96,857	95,582
Proceeds from bank loans	1,408,992	-
Repayment of bank loans	(1,908,985)	-
Proceeds from issuance of convertible notes payable	-	585,190
Proceeds from issuance of promissory note	253,500	-
Proceeds from issuance of common stock for private placement	433,000	-
Repayment of convertible notes payable	(555,747)	-
Proceeds from loans from related parties	679,438	2,789
Net cash provided by financing activities	407,055	683,561

Effect of exchange rate changes on cash	95,579	(13,367)

Net increase (decrease) in cash and cash equivalents	(164,269)	1,068,087

Cash and cash equivalents, beginning of period	1,285,373	509,615

Cash and cash equivalents, end of period	$1,121,104	$1,577,702

Supplemental disclosure of cash flow information
Cash paid for income tax	$10,776	$102,167
Cash paid for interests	$66,972	$68,967

Non-cash investing and financing activities
Issuance of 9,470,630 shares of common stock for conversion of convertible notes	$847,144	$-
Issuance of 1,500,000 shares of common stock for exercise of warrants	$67,028	$-
Issuance of 1,567,164 shares of common stock as commitment shares for promissory note	$68,060	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $626,226 as of December 31, 2020. The Company incurred loss from operation and did not generate sufficient cash flow from its operating activities for the six months ended December 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2020 and the results of operations and cash flows for the periods ended December 31, 2020 and 2019. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2021 or for any subsequent periods. The balance sheet at June 30, 2020 has been derived from the audited consolidated financial statements at that date.

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

Noncontrolling Interests

The Company follows FASB ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to NCIs even when such allocation might result in a deficit balance.

The net income (loss) attributed to NCIs was separately designated in the accompanying statements of comprehensive income (loss). Losses attributable to NCIs in a subsidiary may exceed an NCI’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. The Primary beneficiary receives 100% of the income and losses of the VIE as disclosed in Note 4, therefore no income or loss is allocated to NCI.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions may be taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and June 30, 2020, the Company has accounts receivable balance from non-related party of $3,350,910 and $3,273,141, net of allowance for doubtful accounts of $151,121 and $139,609, respectively. No bad debt expense was recorded during the three and six months ended December 31, 2020 and 2019.

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

Land use right	50 years
Computer software	2-5 years

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

The following tables disaggregate our revenue by major source for the three and six months ended December 31, 2020 and 2019, respectively:

	For the Six Months Ended December 31,
	2020	2019
Sales of LCM and LCD screens - Non-related parties	$5,939,602	$12,030,911
Sales of LCM and LCD screens - Related parties	-	644,392
Sales of portable power banks	-	1,538,094
Service contracts	1,746	619,901
Total	$5,941,348	$14,833,298

	For the Three Months Ended December 31,
	2020	2019
Sales of LCM and LCD screens - Non-related parties	$2,982,577	$5,864,945
Sales of LCM and LCD screens - Related parties	-	330,435
Sales of portable power banks	-	910,391
Service contracts	306	227,197
Total	$2,982,883	$7,332,968

All the operating entities of the Company are domiciled in the PRC. All the Company’s revenues are derived in the PRC during the three and six months ended December 31, 2020 and 2019.

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

As of December 31, 2020 and June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

The new standard has no material effect on our consolidated financial statements as the Company does not have a lease with a term longer than 12 months as of December 31, 2020 (See Note 6).

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

During the six months ended December 31, 2020 and 2019, the Company had outstanding convertible notes and warrants which represent 1,096,705 and 720,382 shares of commons stock respectively. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

During the three months ended December 31, 2020 and 2019, the Company had outstanding convertible notes and warrants which represent 11,675,729 and 720,382 shares of commons stock respectively. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2020	June 30, 2020

Balance sheet items, except for equity accounts	6.5402	7.0795

	Six Months Ended December 31,
	2020	2019

Items in statements of comprehensive income (loss) and cash flows	6.8099	6.9255

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

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Under the guidance, public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for Calendar years beginning after December 15, 2019 and for interim periods within those Calendar years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The guidance is effective for public entities for Calendar years beginning after December 15, 2020 and interim periods within those Calendar years and all other entities for Calendar years beginning after December 15, 2021 and interim periods within those Calendar years, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements.

Risk factor

Due to the outbreak of the Coronavirus Disease 2019 (COVID-19) in the PRC, the Company’s operational and financial performance, has been affected by the epidemic during the six months ended December 31, 2020. The Company has been keeping continuous attention on the situation of the COVID-19, assessing and reacting actively to its impacts on the financial position and operating results of the Company as below:

•	During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from early February to mid-March of 2020, our financial condition and results of operations were adversely affected. Since the restarting of our operation near the end of March 2020, our financial performances had been recovering slowly but continuously. However, COVID-19 resurgence which occurred in October 2020 had caused one and off traffic restrictions and lockdowns and prolonged the economic contraction nationwide and disrupted our business operation.

•	During the outbreak of COVID-19 in China, the Chinese government responded with the package of support including tax-cut and financial assistance, we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on our future operating results or near-and-long-term financial condition. Up to the date of this report, the assessment is still in progress.

•	Since we restored our operation near the end of March 2020, even COVID-19 resurgence occurred in October 2020, we are of the view that COVID-19 would be under control in near future. We assessed that 1) COVID-19-related impacts on our cost of capital or access to capital and funding sources and our sources or uses of cash have been insignificant; 2) There is no material uncertainty about our ongoing ability to meet the covenants of our credit agreements; 3) No material liquidity deficiency has been identified and we do not expect to disclose or incur any material COVID-19-related contingencies;4) COVID-19-related impacts on the assets on our balance sheet or our ability to timely account for those assets have been insignificant; and 5) The possibilities for COVID-19 to trigger any material impairments, increases in allowances for credit losses, restructuring charges, other expenses, or changes in accounting judgments that have had or are reasonably likely to have a material impact on our financial statements are low. Looking forward, we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on issues mentioned above.

•	During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from early February to mid-March of 2020, COVID-19-related circumstances such as remote work arrangements adversely affected our ability to maintain operations. Since the lifting of the national shutdown order near the end of March 2020, our operations including financial reporting systems, internal control over financial reporting and disclosure controls and procedures have already resumed. Currently we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on our future business continuity plans or whether material resource constraints in implementing these plans. Up to the date of this report, the assessment is still in progress.

•

During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from early February to mid-March of 2020, the demands for our products or services were severely affected. Since the restarting of our operation near the end of March 2020, the demands had been rebounding slowly but continuously. However, COVID-19 resurgence which occurred in October 2020 had caused one and off traffic restrictions and lockdowns and put numerous business negotiations and sales contracts signing on hold. Notwithstanding the difficulty at the present, we are capable to take the blows on the product demands and are optimistic about an eventual recovery in demand to pre-pandemic levels.

•

During PRC national economic shutdown that was imposed to limit the spread of COVID-19 from early February to mid-March of 2020, our supply chain or the methods used to distribute our products or services were severely affected. Since the lift of the national shutdown order near the end of March 2020, all of our supply chains or the methods had returned to normal gradually. However, COVID-19 resurgence which occurred in October 2020 had caused one and off traffic restrictions and lockdowns then inevitably made the adverse impacts on our supply chains. And COVID-19 highlights the need to transform our current supply chain models. We shall take the actions to respond to business disruption and supply chain challenges from the global spread of COVID-19 and looks ahead to the longer-term solution of digital supply networks.

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

Through the exclusive technical support service agreement with the shareholders of VIE, the Company shall provide VIE with necessary technical support and assistance as the exclusive provider. And at the request of the Company, VIE shall pay the performance fee, the depreciation and the service fee to the Company. The performance fee shall be equivalent to 5% of the total revenue of VIE in any Calendar year. The depreciation amount on equipment shall be determined by accounting rules of China. The Company has the right to set and revise annually this service fee unilaterally with reference to the performance of VIE.

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

	Balance as of December 31, 2020	Balance as of June 30, 2020
Cash and cash equivalents	$855,616	$1,266,426
Notes receivable	35,320	125,798
Accounts receivable - non-related parties	3,189,072	3,069,629
Inventory	3,017,700	2,639,839
Advances to suppliers - non-related parties	625,484	530,670
Prepaid expenses and other current assets	81,424	58,103
Total Current Assets	7,804,616	7,690,465

Property, plant and equipment, net	6,996,421	6,568,874
Intangible assets, net	1,508,762	1,424,404
Deferred tax assets	47,778	20,743
Total Assets	$16,357,577	$15,704,486

Short-term bank loan	$1,681,906	$2,034,735
Accounts payable	2,455,750	2,637,792
Advance from customers	30,967	27,501
Due to related parties	1,981,879	1,407,145
Accrued expenses and other current liabilities	4,923	61,856
Total Current Liabilities	6,155,425	6,169,029
Total Liabilities	$6,155,425	$6,169,029

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	December 31, 2020	June 30, 2020
Raw materials	$633,073	$666,981
Work-in-process	960,245	500,331
Finished goods	1,972,130	2,096,538
Total Inventories	$3,565,448	$3,263,850

The Company recorded no inventory markdown for the three and six months ended December 31, 2020 and 2019.

NOTE 6 - OPERATING LEASE

For the six months ended December 31, 2020, the Company had two real estate operating leases for office, warehouses and manufacturing facilities under the terms of one year.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	December 31, 2020	June 30, 2020

Buildings	$5,011,200	$4,601,685
Machinery and equipment	3,222,821	2,822,686
Office equipment	73,665	67,091
Automobiles	106,999	98,848
Subtotal	8,414,685	7,590,310
Less: Accumulated depreciation	(1,413,533)	(1,016,373)
Property, plant and equipment, net	$7,001,152	$6,573,937

Depreciation expense related to property, plant and equipment was $300,941 and $384,408 for the six months ended December 31, 2020 and 2019, respectively.

Depreciation expense related to property, plant and equipment was $135,731 and $183,340 for the three months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and June 30, 2020, buildings were pledged as collateral for bank loans (See Note 9).

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2020	June 30, 2020

Land use right	$1,561,400	$1,442,456
Computer software	29,539	25,039
Subtotal	1,590,939	1,467,495
Less: Accumulated amortization	(82,177)	(43,091)
Intangible assets, net	$1,508,762	$1,424,404

Amortization expense related to intangible assets was $34,126 and $14,672 for the six months ended December 31, 2020 and 2019, respectively.

Amortization expense related to intangible assets was $26,810 and $7,426 for the three months ended December 31, 2020 and 2019, respectively.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of December 31, 2020 and June 30, 2020, land use right was pledged as collateral for bank loans (See Note 9).

NOTE 9 – SHORT-TERM BANK LOAN

The Company’s short-term bank loans consist of the following:

		December 31, 2020	June 30, 2020
Loan payable to Industrial Bank, due November 2020	(1)	$-	$1,836,288
Loan payable to Industrial Bank, due May 2021	(2)	167,080	154,353
Loan payable to Industrial Bank, due June 2021	(2)	47,730	44,094
Loan payable to Industrial Bank, due August 2021	(3)	549,692	-
Loan payable to Industrial Bank, due March 2021	(3)	458,702	-
Loan payable to Industrial Bank, due June 2021	(4)	458,702	-
Total		$1,681,906	$2,034,735

(1)	On November 19, 2019, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.6 million (RMB 18 million) for a year until November 18, 2020 with annual interest rate of 5.22%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. On May 20, 2020, Fangguan Electronics partially repaid this bank loan of approximately US$706,000 (RMB5,000,000). On August 28, 2020 and September 21, 2020, Fangguan Electronics further partially repaid this bank loan of approximately US$441,000 (RMB3,000,000) and US$734,000 (RMB5,000,000) respectively. On November 18, 2020, Fangguan Electronics repaid the remaining balance in full of this bank loan of approximately US$764,500 (RMB5,000,000).

(2)	During May and Jun 2020, Fangguan Electronics issued two one-year commercial acceptance bills with amounts of approximately US$167,000 (RMB1,092,743) and US$48,000 (RMB312,161) and maturity dates at May 21, 2021 and June 11, 2021 respectively. On May 22, 2020 and June 16, 2020, the two commercial acceptance bills were discounted with Industrial Bank at an interest rate of 3.85% and the balance of the two commercial acceptance bills converted to bank loans with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the above RMB18 million loan under the same bank.

(3)	During August 2020, Fangguan Electronics issued a one-year commercial acceptance bill with amount of approximately US$550,000 (RMB3,595,096) and maturity date at August 6, 2021. During September 2020, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$459,000 (RMB3,000,000) and maturity date at March 9, 2021. On August 11, 2020 and September 10, 2020, the two commercial acceptance bills were discounted with Industrial Bank at an interest rate of 3.80% and the balance of the two commercial acceptance bills converted to bank loans with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the above RMB18 million loan under the same bank.

(4)	During December 2020, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$459,000 (RMB3,000,000) and maturity date at June 4, 2021. On December 7, 2020, the commercial acceptance bill was discounted with Industrial Bank at an interest rate of 3.85% and the balance of the commercial acceptance bill converted to bank loan with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the above RMB18 million loan under the same bank.

NOTE 10 - STOCKHOLDERS' EQUITY

Stock Issued for Conversion of Convertible Debt

During the six months ended December 31, 2020, the Company issued a total of 9,470,630 shares of common stock for the conversion of debt in the principal amount of $273,200 together with all accrued and unpaid interest, according to the conditions of the convertible notes. All these conversions resulted in a total loss on extinguishment of debt of $256,639 for the six months ended December 31, 2020. The remaining principal balance due under convertible notes after these conversions and other debt settlements (See Note 14) is zero.

Stock Issued for Exercise of Warrants

On December 21, 2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the exercise of warrants in full, according to the conditions of the convertible note dated as September 11, 2019. The exercise of warrants resulted in a loss of $67,028 for the six months ended December 31, 2020. (See Note 14)

Stock Issued for Private Placement

In December 2020, the Company issued a total of 28,869,999 shares of common stock to nine individual subscribers for an aggregate purchase price of $433,000 at $0.015 per share, according to the conditions of the subscription agreements signed between the Company and subscribers.

Stock Issued as Commitment Shares for Promissory Note

On December 21, 2020, the Company issued a self-amortization promissory note to Labrys Fund, L.P in the aggregate principal amount of $300,000. The promissory note is due on or before December 21, 2021 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,052,239 shares of its common stock for issuance if any debt is converted.

On December 31, 2020, the Company issued 447,762 shares of common stock (the “First Commitment Shares”) and 1,119,402 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $68,060 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par for the six months ended December 31, 2020. (See Note 15)

NOTE 11 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the six months ended December 31, 2019, the Company purchased $1,464,537 and $37,495 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.4% and 0.8% respectively of the Company’s outstanding common stock. The amount of $1,464,537 and $37,495 were included in the cost of revenue for the six months ended December 31, 2019.

During the three months ended December 31, 2019, the Company purchased $880,773 and $0 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.4% and 0.8% respectively of the Company’s outstanding common stock. The amounts of $880,773 and $0 were included in the cost of revenue for the three months ended December 31, 2019.

Advances to suppliers - related parties

Lisite Science made advances of $429,264 and $357,577 to Keenest for future purchases as of December 31, 2020 and June 30, 2020, respectively.

Sales to related party

During the six months ended December 31, 2020 and 2019, Baileqi Electronic sold materials of $0 and $644,392 respectively to Shenzhen Baileqi S&T.

During the three months ended December 31, 2020 and 2019, Baileqi Electronic sold materials of $0 and $330,435 respectively to Shenzhen Baileqi S&T.

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

		December 31, 2020	June 30, 2020

Ben Wong	(1)	$143,792	$143,792
Yubao Liu	(2)	333,628	102,938
Xin Sui	(3)	2,016	2,016
Baozhen Deng	(4)	(488)	9,437
Jialin Liang	(5)(10)	1,434,495	901,460
Xuemei Jiang	(6)(9)	547,384	505,685
Shikui Zhang	(7)	45,854	28,528
Changyong Yang	(8)	29,246	23,063
		$2,535,927	$1,716,919

(1) Ben Wong was the controlling shareholder of Shinning Glory until April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(2) Yubao Liu is the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(3) Xin Sui is a member of the board of directors of Welly Surplus.

(4) Baozhen Deng is a stockholder of the Company, who owns approximately 0.8% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5) Jialin Liang is a stockholder of the Company and the president, CEO, and director of Fangguan Electronics.

(6) Xuemei Jiang is a stockholder of the Company and the vice president and director of Fangguan Electronics.

(7) Shikui Zhang is a stockholder of the Company and serves as the legal representative and general manager of Shizhe New Energy since May 2019.

(8) Changyong Yang is a stockholder of the Company, who owns approximately 1.4% of the Company’s outstanding common stock, and the owner of Keenest.

(9) The liability was assumed from the acquisition of Fangguan Electronics.

(10) The Company assumed liability of approximately $5.8 million (RMB39,581,883) from Jialin Liang during the acquisition of Fangguan Electronics. During the year ended June 30, 2019, approximately $4.4 million (RMB30,000,000) liability assumed was forgiven and converted to capital.

During the six months ended December 31, 2020, Yubao Liu advanced $503,475 to Well Best after netting off the refund paid to him. In addition, Yubao Liu agreed to decrease his advances to Well Best of $272,785 (RMB1,784,069) to pay off the loan receivables due from Shenzhen Baileqi S&T to Baileqi Electronic on behalf of Shenzhen Baileqi S&T.

During the six months ended December 31, 2020, Baileqi Electronic refunded $9,925 to Baozhen Deng. Shikui Zhang advanced approximately $14,000 to Shizhe New Energy. Changyong Yang, a stockholder of the Company, advanced approximately $4,000 to Lisite Science.

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

During the six months ended December 31, 2019, Yubao Liu was refunded of $9,028 by Welly Surplus after netting off his advances to Well Best. Baileqi Electronic refunded $5,303 to Baozhu Deng, a relative of the stockholder Baozhen Deng, and Baozhen Deng advanced $2,810 to Baileqi Electronic. Shizhe New Energy refunded $625 and $1,869 to Liang Zhang and Zijian Yang respectively, who were the officers of Shizhe New Energy at the time. Shikui Zhang advanced $16,548 to Shizhe New Energy.

NOTE 12 – CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues (goods sold and services) and its outstanding balance of accounts receivable are presented as follows:

	For the Six Months Ended December 31, 2020		As of December 31, 2020
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$1,053,587	18%	$276,004	8%
Customer B	867,393	15%	29,501	1%
Total	$1,920,980	33%	$305,505	9%

	For the Six Months Ended December 31, 2019		As of December 31, 2019
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$1,732,012	12%	$-	-%
Total	$1,732,012	12%	$-	-%

	For the Three Months Ended December 31, 2020		As of December 31, 2020
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$419,600	14%	$276,004	8%
Customer B	580,436	19%	29,501	1%
Customer C	312,594	10%	144,581	4%
Total	$1,312,630	43%	$450,086	13%

	For the Three Months Ended December 31, 2019		As of December 31, 2019
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$871,138	12%	$-	-%
Customer B	773,138	11%	-	-%
Customer C	851,841	12%	-	-%
Total	$2,496,117	35%	$-	-%

Primarily all customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance of accounts payable are presented as follows:

	For the Six Months Ended December 31, 2020		As of December 31, 2020
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$743,919	15%	$-	-%
Supplier B	524,926	10%	293,821	12%
Total	$1,268,845	25%	$293,821	12%

	For the Six Months Ended December 31, 2019		As of December 31, 2019
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$1,464,537	13%	$-	-%
Supplier B	2,168,109	19%	126,261	4%
Total	$3,632,646	32%	$126,261	4%

	For the Three Months Ended December 31, 2020		As of December 31, 2020
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$448,321	17%	$-	-%
Total	$448,321	17%	$-	-%

	For the Three Months Ended December 31, 2019		As of December 31, 2019
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$880,773	15%	$-	-%
Supplier B	1,056,219	17%	126,261	4%
Total	$1,936,992	32%	$126,261	4%

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

For the three and six months ended December 31, 2020 and 2019, the Company did not generate income in United States of America and no provision for income tax was made. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three-year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2016 and after were still open to audit as of December 31, 2020.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the three and six months ended December 31, 2020 and 2019, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company’s subsidiaries in China are subject to a unified income tax rate of 25%. Fangguan Electronics was certified as high-tech enterprises for three calendar years from 2016 to 2019 and is taxed at a unified income tax rate of 15%. Fangguan Electronics has renewed the high-tech enterprise certificate which granted it the tax rate of 15% for the three whole calendar years of 2019 to 2021.

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 21% to the Company's effective tax rate is as follows:

	For the Six Months Ended December 31,
	2020	2019

Tax (benefit) at U.S. statutory rate	$(191,925)	$215,961
Tax rate difference between foreign operations and U.S.	19,747	(105,068)
Change in valuation allowance	106,869	76,612
Permanent difference	39,805	(6,056)
Effective tax (benefit)	$(25,504)	$181,449

The provisions for income taxes (benefits) are summarized as follows:

	For the Six Months Ended December 31,
	2020	2019
Current	$(1,182)	$152,570
Deferred	(24,322)	28,879
Total	$(25,504)	$181,449

As of December 31, 2020, the Company has approximately $3,044,000 net operating loss carryforwards available in the U.S., Hong Kong and China to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets resulted from net operating loss carryforward cannot be utilized in the future because there will not be significant future earnings from the entities which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets resulted from net operating loss carryforward as of December 31, 2020.

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

For purposes of the inclusion of GILTI, the Company determined that the Company did not have tax liabilities resulting from GILTI for the three and six months ended December 31, 2020 and 2019 due to net operating loss carryforwards available in the U.S. Therefore, there was no accrual of GILTI liability as of December 31, 2020 and June 30, 2020.

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

Convertible notes payable balance was zero as of December 31, 2020.

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

During the six months ended December 31, 2020, Power Up Lending Group Ltd elected to convert $39,000 of the principal amount together with $4,916 of accrued and unpaid interest of the convertible notes into 264,970 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $32,778. (See Note 10)

The remaining principal balance due under this convertible note after all conversions is zero as of December 31, 2020.

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

During the six months ended December 31, 2020, Firstfire Global Opportunities Fund LLC elected to convert $68,850 of the principal amount of the convertible notes into 4,125,000 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $67,512 (See Note 10).

After the foregoing conversions, on November 12, 2020, the Company paid Firstfire Global Opportunities Fund LLC, the holder of the Company’s convertible debt an aggregate of $130,500 in order to terminate their convertible note dated September 11, 2019, including all accrued and unpaid interest. The payment was made by Yubao Liu on behalf of the Company and the note holder confirmed this full settlement on November 13, 2020. The debt settlement resulted in a gain on extinguishment of debt of $94,928.

The remaining principal balance due under this convertible note after all conversions and settlement is zero as of December 31, 2020.

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

On September 16, 2020, the Company entered into a Note Settlement Agreement with Power Up Lending Group Ltd., the holder of the Company’s convertible debt. The Note Settlement Agreement terminated their convertible note dated November 4, 2019, including all accrued and unpaid interest, after the Company paid an aggregate of $75,000 on September 16, 2020. The debt settlement resulted in a gain on extinguishment of debt of $15,346.

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

On October 16, 2020, the Company issued a total of 500,000 shares of common stock to Crown Bridge Partners, LLC for the conversion of debt in the principal amount of $3,500 according to the conditions of the convertible note dated as November 12, 2019. The conversion resulted in a loss on extinguishment of debt of $22,424. (See Note 10)

After the foregoing conversions, on December 7, 2020, the Company paid Crown Bridge Partners, LLC, the holder of the Company’s convertible debt an aggregate of $82,500 in order to terminate their convertible note dated November 12, 2019, including all accrued and unpaid interest. Among the total, payment of $60,000 was made by Yubao Liu on behalf of the Company while the remaining payment of $22,500 was made directly by the Company. The note holder confirmed this full settlement on December 10, 2020. The debt settlement resulted in a gain on extinguishment of debt of $206,377.

The remaining principal balance due under this convertible note after all conversions and settlement is zero as of December 31, 2020.

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

On September 24, 2020, Morningview Financial, LLC elected to convert $15,000 of the principal amount of the convertible notes into 568,182 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $5,907. (See Note 10)

After the foregoing conversions, on November 12, 2020, the Company paid Morningview Financial, LLC, the holder of the Company’s convertible debt an aggregate of $175,000 in order to terminate their convertible note dated November 20, 2019, including all accrued and unpaid interest. The payment was made by Yubao Liu on behalf of the Company and the note holder confirmed this full settlement on November 14, 2020. The debt settlement resulted in a gain on extinguishment of debt of $209,604.

The remaining principal balance due under this convertible note after all conversions and settlement is zero as of December 31, 2020.

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

As of the date of this report, the Company has made total six installments payment of an aggregate amount of $139,121 (including principal of $137,114 and interest of $2,007). The note payable balance decreased to zero as of December 31, 2020.

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

During the six months ended December 31, 2020, Labrys Fund, LP elected to convert $146,850 of the principal amount together with all accrued and unpaid interest of the convertible notes into 4,012,478 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $128,018. The remaining principal balance due under this convertible note after all conversions is zero as of December 31, 2020. (See Note 10)

All convertible notes aforementioned

For the six months ended December 31, 2020 and 2019, the Company recorded the amortization of debt discount of $138,399 and 181,336 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

For the three months ended December 31, 2020 and 2019, the Company recorded the amortization of debt discount of $24,185 and 160,023 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

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

The change of derivative liabilities is as follows:

Balance at July 1, 2020	$276,266
Converted	(357,868)
Debt settlement	(566,030)
Change in fair value recognized in operations	647,632
Balance at December 31, 2020	$-

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model during the six months ended December 31, 2020, using the following assumptions:

Estimated dividends	None
Expected volatility	78.55% to 253.30%
Risk free interest rate	0.61% to 0.93%
Expected term	0 to 6 months

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

On December 21, 2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the exercise of warrants in full. The exercise of warrants resulted in a loss of $67,028 for the six months ended December 31, 2020. After this exercise, FirstFire Global Opportunities Fund, LLC is not entitled to any warrant to purchase shares. (See Note 10)

In connection with the issuance of the $55,000 convertible promissory note on November 12, 2019, Crown Bridge Partners, LLC is entitled, upon the terms and subject to the limitations on exercise and the conditions set forth in the agreement, at any time on or after the date of issuance hereof to purchase from the Company up to 22,916 shares of common stock. Exercise price shall be $2.80, and the warrants can be exercised within 5 years which is before November 12, 2024.

In December 2020, the Company paid a total of $82,500 to fully settle the convertible note dated November 12, 2019 with Crown Bridge Partners, LLC, including all accrued and unpaid interest and unexercised warrants. After this settlement, Crown Bridge Partners, LLC is not entitled to any warrant to purchase shares.

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

In November 2020, the Company paid a total of $175,000 to fully settle the convertible note dated November 20, 2019 with Morningview Financial LLC, including all accrued and unpaid interest and unexercised warrants. After this settlement, Morningview Financial LLC is not entitled to any warrant to purchase shares.

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

The details of the outstanding warrants are as follows:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (years)

Outstanding at July 1, 2020	229,166	$2.68	4.2 to 4.53
Granted	-	-	-
Exercised or settled	(160,416)	2.63	4.05 to 4.16
Cancelled or expired	-	-	-
Outstanding at December 31, 2020	68,750	$2.80	4.03

NOTE 15 – PROMISSORY NOTE

On December 21, 2020, the Company issued a self-amortization promissory note to Labrys Fund, L.P in the aggregate principal amount of $300,000. The promissory note is due on or before December 21, 2021 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,052,239 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on December 31, 2020 and received $253,500 in cash after deducting an OID in the amount of $30,000, legal fees of $3,000 and other costs of $13,500. The self-amortization promissory note has an amortization schedule of $35,000 payment at each month end beginning April 23, 2021 through December 21, 2021.

In connection with the issuance of promissory note, on December 31, 2020, the Company issued 447,762 shares of common stock (the “First Commitment Shares”) and 1,119,402 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $68,060 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par for the six months ended December 31, 2020. (See Note 10)

For the three and six months ended December 31, 2020, the Company recorded the amortization of debt discount of $1,274 for the self-amortization promissory note issued, which was included in other income and expense in the consolidated statement of comprehensive income (loss).

NOTE 16 – SEGMENT INFORMATION

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

The following tables provide the business segment information for the three and six months ended December 31, 2020 and 2019.

	For the Six Months Ended December 31, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$-	$5,939,602	$1,746	$-	$5,941,348
Cost of Revenues	-	5,259,262	10,182	-	5,269,444
Gross profit (loss)	-	680,340	(8,436)	-	671,904
Operating expenses	5,532	773,259	17,748	138,602	935,141
Loss from operations	(5,532)	(92,919)	(26,184)	(138,602)	(263,237)
Net loss	$(5,372)	$(120,254)	$(26,183)	$(736,615)	$(888,424)

	For the Six Months Ended December 31, 2019
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$1,538,094	$12,675,303	$619,901	$-	$14,833,298
Cost of Revenues	1,464,537	10,529,594	349,545	-	12,343,676
Gross profit	73,557	2,145,709	270,356	-	2,489,622
Operating expenses	6,134	1,113,559	17,217	248,566	1,385,476
Income (loss) from operations	67,423	1,032,150	253,139	(248,566)	1,104,146
Net income (loss)	$59,568	$863,135	$230,065	$(305,834)	$846,934

	For the Three Months Ended December 31, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$-	$2,982,577	$306	$-	$2,982,883
Cost of Revenues	-	2,587,857	198	-	2,588,055
Gross profit (loss)	-	394,720	108	-	394,828
Operating expenses	2,847	420,982	8,123	48,501	480,453
Loss from operations	(2,847)	(26,262)	(8,015)	(48,501)	(85,625)
Net loss	$(2,688)	$(31,770)	$(8,015)	$(313,645)	$(356,118)

	For the Three Months Ended December 31, 2019
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$910,391	$6,195,380	$227,197	$-	$7,332,968
Cost of Revenues	880,773	5,172,690	217,109	-	6,270,572
Gross profit	29,618	1,022,690	10,088	-	1,062,396
Operating expenses	2,022	595,065	5,736	178,402	781,225
Income (loss) from operations	27,596	427,625	4,352	(178,402)	281,171
Net income (loss)	$21,727	$338,659	$3,958	$(228,686)	$135,658

NOTE 17 - SUBSEQUENT EVENTS

Stock Issued for Private Placement

On January 13, 2021, the Company issued a total of 7,000,000 shares of common stock to one individual subscriber for purchase price of $105,000 at $0.015 per share, according to the conditions of the subscription agreement signed by both parties.

New Consulting Agreement

On February 1, 2021, the Company entered into a consulting agreement with Mr. George Adamson, a well-known lithium battery expert in the United States, and Mr. Steve Bellamy, a senior financial advisor (collectively, the “Consultants”) for the purpose of improving the core competitiveness and brand image of the Company. The Consultants have been engaged to assist the Company to establish a corporate head office in Las Vegas, Nevada, which would function in manufacturing, assembly and R&D. The Consultants will each earn 96,000 restricted stock of the Company with 48,000 on August 1, 2021 and 48,000 on February 1, 2022.

Establishment of A New Subsidiary

On February 7, 2021, the Board of Directors of the Company approved and ratified the incorporation of Shijirun (Yixing) Technology, Ltd. (“Shijirun”), a limited liability company formed under the laws of the Peoples Republic of China (PRC) on February 7, 2021. Well Best, a wholly owned subsidiary of the Company, is the sole shareholder of Shijirun. As a result, Shijirun is an indirect, wholly-owned subsidiary of the Company. Shijirun will head up the Company’s advance into the new energy industry focusing on developing and producing high-end intelligent new energy equipment from Yixing City, Jiangsu Province, China.

END NOTES TO FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. We caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operation for the Three and Six Months Ended December 31, 2020 and 2019

Calendar year 2020 was challenging and disruptive for the world, with the COVID-19 pandemic adding to the headwind of an already challenging global economy. Almost no industry was unaffected by the pandemic. The unprecedentedly adverse global operating environment had a major impact on our business and reversed the Company's continuous growth.

The rebound in coronavirus cases during the second half of calendar year 2020 had delayed the anticipated recovery in the economy of PRC. The negative impact of COVID-19 remains until early 2021. The Company is paying close attention to the evolving development of, and the disruption to business and economic activities caused by the COVID-19 outbreak and evaluates its impact on the financial position, cash flows and operating results of the Company. Given the dynamic nature of the COVID-19 outbreak, it is not practicable to provide a reasonable estimate of its impacts on the Company’s financial position, cash flows and operating results at the present.

The operations of the Company experienced some minor delays and were adversely affected by the COVID-19 travel restrictions and lockdowns implemented nationwide. Decreases in revenue and operating profits were a result of the unprecedented adverse market condition caused by the outbreak of COVID-19 pandemic since January 2020.

During the three and six months ended December 31, 2020, the significant decrease in sales revenue is mainly attributable to the adverse impact of COVID-19 in various ways, from the continuous weakening demand in the PRC consumer market and continuous competition from other brands against the goods which the Company has been trading coupled with the unfavorable and ongoing adverse trading environment and the disruptions caused by COVID-19, limitation of marketing efforts, disruptions of product delivery to the Company’s customers due to certain customers 's reducing their budgets or delaying their procurement plans, leading to a decrease in the new orders placed with the Company. The Company believes that such effect is temporary and will not have major impact on the long-term performance of the Company.

During the three and six months ended December 31, 2020, the gross profit decreases were mainly attributable to: (1) the drop in production volume of the Company as a result of the adverse impact of the COVID-19; (2) in certain areas in Northeast of China, the PRC government, as a preventive measure in response to the COVID-19, had implemented the movement control order which involved prohibition of movement of people which adversely affected the Company’s supply chain in raw materials. And the poor market sentiment has led to the significant drop in demand and selling prices of the Company’s products, while the prices of glass, which is the raw material for the Company's production, have increased substantially due to tightened supply of glass from the supply chain reform in the PRC; and (3) in addition to the economic contraction caused by prolonged outbreak of COVID-19, the fact that Changchun City where Fangguan Electronics was located had endured dozens of blizzards in November and December 2020, also led to the slow-down of the businesses of the Company.

The significant decrease in net income is primarily attributed to: (1) a decrease in the Company’s revenue by approximately 60% resulting from the disruption of the Company’s business operations caused by the COVID-19; (2) a decrease in the Company's gross profit margin from 17% for the six months ended December 31, 2019 to approximately 11% for the six months ended December 31, 2020 resulting from the drop in sales price and increase in raw material price, mainly as a result of the reduction in operation efficiency during the outbreak of COVID-19; (3) a significant increase in non-recurring other expenses such as change in fair value of derivative liability; and offset by (4) a decrease in the Company’s operating expenses by approximately 33% resulting from cost saving measures including but not limited to reduction in salary, rent and R&D expenditures. Excluding the aforementioned non-recurring change in fair value of derivative liability, the reduction in net profit for the six months ended December 31, 2020 as compared with the corresponding period of last year would be narrowed down from approximately $1.7 million to approximately $1 million instead.

Nevertheless the Company survived and thrived against all odds: besides carrying out a more stringent cost control through the Company’s persistent effort in cost reduction, the Company implemented the workplace safety measures as per government guidelines, including work from home arrangements whenever appropriate, and protected the client relationships by maintaining communication and working with them to deal with the delaying or canceling orders.

Notwithstanding the forgoing, and the gradual stabilization of the domestic photoelectric display industry, the Company would anticipate a narrowed decline in the sales of LCM and LCD.

Based on the Company’s well-established reputation in the market, management of the Company believes that the demand for the Company's products would increase during the economic rebounding and the overall financial and business positions of the Company would remain sound, and the Company is well positioned to take advantage of any upturn in the market.

Considering that such effects of COVID-19 is temporary and will not have major impact on the long-term performance of the Company, the Company believes in the expected increase in turnover and gross profit margin of the Company as caused by the gradual recovery of the economy of PRC in near future. As such, the Company remains cautiously optimistic about its sustainable development.

Revenues

During the three and six months ended December 31, 2020, COVID-19 continued to affect the operational and financial performance of the Company.

During the three months ended December 31, 2020 and 2019, total revenues were $2,982,883 and $7,332,968 respectively. The total revenues decreased by $4,350,085 or 59% from the three months ended December 31, 2019 to the three months ended December 31, 2020.

During the six months ended December 31, 2020 and 2019, total revenues were $5,941,348 and $14,833,298, respectively. The total revenues decreased by $8,891,950 or 60% from the six months ended December 31, 2019 to the six months ended December 31, 2020.

Among the significant decrease of $4,350,085 and $8,891,950 in total revenues for the three and six months ended December 31, 2020, $2,811,211 and $6,023,777 decreases were due to the revenue decrease from Fangguan Electronics which was acquired on December 27, 2018. The decrease can be directly attributed to the fact that the continuous outbreak of COVID-19 induced the numerous shutdowns and suspensions of commercial activities in certain cities and provinces which have caused the significantly adverse effects on the business of the Company.

The decrease in total revenues was partially attributed to the significant decreases of $1,137,282 for the three months ended December 31, 2020 and $2,156,249 for the six months ended December 31, 2020 in service contract and smart energy segments as compared with the three and six months ended December 31, 2019. The decrease in smart energy revenue was due to the fact that the global economy is on track to contract in 2020 as a result of the COVID-19 pandemic and the overseas enterprises ceased placing orders from our major customers in smart energy segment. Then our business was hit by the chain reaction. As for the service contract business, mainly due to COVID-19, all old contracts were completed while new contracts have not been signed.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the three months ended December 31, 2020 and 2019, the total cost of revenues was $2,588,055 and $6,270,572 respectively. The total cost of revenues decreased by $3,682,517 or 59% from the three months ended December 31, 2019 to the three months ended December 31, 2020.

During the six months ended December 31, 2020 and 2019, the total cost of revenues was $5,269,444 and $12,343,676, respectively. The total cost of revenues decreased by $7,074,232 or 57% from the six months ended December 31, 2019 to the six months ended December 31, 2020.

Among the significant decrease of $3,682,517 and $7,074,232 in total cost of revenues for the three and six months ended December 31, 2020, $2,309,720 and $4,781,553 decreases were due to the decrease of the cost of revenues from Fangguan Electronics which was acquired on December 27, 2018.

The decrease in cost of revenues can be directly attributed to the decrease of revenues.

Gross Profit

During the three months ended December 31, 2020 and 2019, the gross profit was $394,828 and $1,062,396, respectively.

The gross profit decreased by 63% from the three months ended December 31, 2019 to the three months ended December 31, 2020.

Our gross profit margin maintained at 13% during the three months ended December 31, 2020 as compared to 14% for the three months ended December 31, 2019.

During the six months ended December 31, 2020 and 2019, the gross profit was $671,904 and $2,489,622, respectively.

The gross profit decreased by 73% from the six months ended December 31, 2019 to the six months ended December 31, 2020.

Our gross profit margin maintained at 11% during the six months ended December 31, 2020 as compared to 17% for the six months ended December 31, 2019.

The decrease in the Company's gross profit margin is attributed to the drop in sales price and increase in raw material price, mainly as a result of the reduction in operation efficiency during the outbreak of COVID-19.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended December 31, 2020 and 2019, selling, general and administrative expenses were $349,398 and $497,197, respectively.

During the six months ended December 31, 2020, and 2019, selling, general and administrative expenses were $657,901 and $878,625, respectively.

The decrease in selling, general and administrative expenses can be attributed to the stricter cost control during the three and six months ended December 31, 2020.

Research and Development Expenses

Our research and development expenses are mainly comprised of payroll expenses of research staff, costs of materials used for research and other miscellaneous expenses.

During the three months ended December 31, 2020 and 2019, research and development expenses were $131,055 and $284,028, respectively. During the six months ended December 31, 2020 and 2019, research and development expenses were $277,240 and $506,851 respectively. All research and development expenses were incurred by Fangguan Electronics (a variable interest entity of the Company since December 27, 2018).

The decrease in research and development expenses can be attributed to the decrease of materials expenditures during the three and six months ended December 31, 2020.

Other Incomes (Expenses)

Other expenses consisted of interest expense, net of interest income. Other incomes consisted primarily of subsidy income and gain on extinguishment of debt, net of loss on extinguishment of debt. Change in fair value of derivative liability was an expense for the three and six months ended December 31, 2020 and an income for the three and six months ended December 31, 2019.

During the three months ended December 31, 2020 and 2019, other incomes (expenses) were $(279,738) and $(77,576) respectively. The other income (expense) fluctuated by $202,162 or 261% from the three months ended December 31, 2019 to the three months ended December 31, 2020.

During the six months ended December 31, 2020 and 2019, other incomes (expenses) were $(650,691) and $(75,763) respectively. The other income (expense) fluctuated by $574,928 or 759% from the six months ended December 31, 2019 to the six months ended December 31, 2020.

The difference of interest expense was mainly due to the decrease of debt discount as the convertible notes either approached the maturity date or were settled during the three and six months ended December 31, 2020 as compared with the same period of 2019.

The subsidy income was from Fangguan Electronics and Baileqi Electronic which received government subsidies during the three and six months ended December 31, 2020 and 2019.

The change in fair value of derivative liability can be attributed to the fact that stock price of the Company were more volatile during the three and six months ended December 31, 2020 as compared with same period of 2019.

The gain on extinguishment of debt of $202,588 during the six months ended December 31, 2020 can be primarily attributed to the gain of $459,227 from settlement of four convertible notes (including warrants and all accrued and unpaid interests), offset by loss of $256,639 from the conversion of convertible notes to 9,470,630 common shares in the principal amount of $273,200 for the six months ended December 31, 2020. No convertible notes were converted during the same period of 2019.

The gain on extinguishment of debt of $351,819 during the three months ended December 31, 2020 can be primarily attributed to the gain of $443,881 from settlement of three convertible notes (including warrants and all accrued and unpaid interests), offset by loss of $92,062 from the conversion of convertible notes to 7,143,978 common shares in the principal amount of $97,701 for the three months ended December 31, 2020. No convertible notes were converted during the same period of 2019.

Net Income (Loss)

During the three months ended December 31, 2020 and 2019, our net income (loss) was $(356,118) and $135,658, respectively. The total net income (loss) fluctuated by $491,776 or 363% from the three months ended December 31, 2019 to the three months ended December 31, 2020.

During the six months ended December 31, 2020 and 2019, our net income (loss) was $(888,424) and $846,934, respectively. The total net income (loss) fluctuated by $1,735,358 or 205% from the six months ended December 31, 2019 to the six months ended December 31, 2020.

The significant decrease in net income is primarily attributed to: (1) a decrease in the Company’s revenue by approximately 60% resulting from the disruption of the Company’s business operations caused by the COVID-19; (2) a decrease in the Company's gross profit margin from 17% for the six months ended December 31, 2019 to approximately 11% for the six months ended December 31, 2020 resulting from the drop in sales price and increase in raw material price, mainly as a result of the reduction in operation efficiency during the outbreak of COVID-19; (3) a significant increase in non-recurring other expenses such as change in fair value of derivative liability; and offset by (4) a decrease in the Company’s operating expenses by approximately 33% resulting from cost saving measures including but not limited to reduction in salary, rent and R&D expenditures. Excluding the aforementioned non-recurring change in fair value of derivative liability, the reduction in net profit for the six months ended December 31, 2020 as compared with the corresponding period of last year would be narrowed down from approximately $1.7 million to approximately $1 million instead.

Liquidity and Capital Resource

Cash Flow from Operating Activities

During the six months ended December 31, 2020, net cash used in operating activities was $473,941 compared to the cash provided by operating activities of $588,568 for the six months ended December 31, 2019. The change was mainly due to a decrease of $1,735,358 in net income, offset by a decrease of $255,230 in cash outflow from changes in operating assets and liabilities in the six months ended December 31, 2020 compared to the same period in 2019.

Cash Flow from Investing Activities

During the six months ended December 31, 2020, net cash used in investing activities was $192,962 compared to net cash used in investing activities of $190,675 for the same period in 2019. The change was primarily due to the increase in the acquisition of the intangible assets by $2,339 during the six months ended December 31, 2020 compared to the same period in 2019.

Cash Flow from Financing Activities

During the six months ended December 31, 2020, cash provided by financing activities was $407,705 compared to net cash provided by financing activities of $683,561 for the same period in 2019. The change was primarily due to the repayment of bank loans of $1,908,985, repayment of convertible notes payables of $555,747, and decrease in proceeds from issuance of convertible notes payables of $585,190, offset by the proceeds from new bank loans of $1,408,992, proceeds from issuance of promissory note of $253,500, proceeds from issuance of common stock for private placement of $433,000, and proceeds from loans from related parties of $679,438 during the six months ended December 31, 2020 compared to same period of 2019.

As of December 31, 2020, we have a working capital of $2,407,726.

Our total current liabilities as of December 31, 2020 were $7,122,062 and mainly consisted of $1,681,906 for short-term bank loans, $2,455,750 in accounts payable, the amount due to related parties of $2,535,927, advance from customers of $206,666 and the self-amortized promissory note of $186,714. The Company’s major shareholder is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $626,226 as of December 31, 2020. The Company incurred loss from operation and did not generate sufficient cash flow from its operating activities for the six months ended December 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended December 31, 2020, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 19, 2020, the Company issued a total of 222,891 shares of common stock to Power Up Lending Group Ltd for the conversion of debt in $19,000 of the principal amount of the Note together with $4,916.22 of accrued and unpaid interest thereto, totaling $23,916.22 according to the conditions of the convertible note dated as July 25, 2019.

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

On September 24, 2020, the Company issued a total of 400,000 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $6,065.11 according to the conditions of the convertible note dated as January 10, 2020.

On October 12, 2020, the Company issued a total of 650,000 shares of common stock to Labrys Fund, LP for the conversion of debt in the principal amount of $14,844.39 according to the conditions of the convertible note dated as January 10, 2020.

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

On December 21,2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the full exercise of the warrants, according to the conditions of the convertible note dated as September 11, 2019.

On December 5, 2020, the Company issued a total of 20,370,000 shares of common stock to five Chinese citizen subscribers for an aggregate purchase price of $305,500 at $0.015 per share, according to the conditions of the five subscription agreements dated as November 20, 2020 signed by the aforementioned five subscribers.

On December 29, 2020, the Company issued a total of 8,499,999 shares of common stock to four Chinese citizen subscribers for an aggregate purchase price of $127,500 at $0.015 per share, according to the conditions of the four subscription agreements dated as December 9, 2020 and December 28, 2020 signed by the aforementioned four subscribers.

On December 31, 2020, the Company issued a total of 447,762 shares of common stock (the “First Commitment Shares”) and 1,119,402 shares of common stock (the “Second Commitment Shares”) to Labrys Fund, LLP related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date.

On January 13, 2021, the Company issued a total of 7,000,000 shares of common stock to a Chinese citizen subscriber for an aggregate purchase price of $105,000 at $0.015 per share, according to the conditions of the subscription agreement dated as January 13, 2021.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on October 13, 2017 as part of our Annual Report on Form 10-K
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.02	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Purchase Agreement dated December 27, 2018 by and between Ionix Technology, Inc., Changchun Fangguan Electronics Technology Co., Ltd. and the shareholders of Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.04	Business Operation Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.05	Exclusive Technical Support Service Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd. and Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.06	Equity Interest Purchase Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.07	Equity Interest Pledge Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Jialin Liang and Xuemei Jiang	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K

10.08	Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements (Filed herewith)	File with SEC on January 5, 2021 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Ionix Technology, Inc.

Date: February 16, 2021	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 16, 2021	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: February 16, 2021	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 16, 2021	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer (Principal
Financial and Principal Accounting Officer)

Date: February 16, 2021	By:	/s/ Yang Yan
	Name:	Yang Yan
	Title:	President and Treasurer

Date: February 16, 2021	By:	/s/ Yubao Liu
	Name:	Yubao Liu
	Title:	Director

Date: February 16, 2021	By:	/s/ Jialin Liang
	Name:	Jialin Liang
	Title:	Director

Date: February 16, 2021	By:	/s/ Xuemei Jiang
	Name:	Xuemei Jiang
	Title:	Director

Date: February 16, 2021	By:	/s/ Yongping Wang
	Name:	Yongping Wang
	Title:	Independent Director

Date: February 16, 2021	By:	/s/ Yongsheng Fu
	Name:	Yongsheng Fu
	Title:	Director

Date: February 16, 2021	By:	/s/ Zhenyu Wang
	Name:	Zhenyu Wang
	Title:	Independent Director

Date: February 16, 2021	By:	/s/ Xiaolin Wei
	Name:	Xiaolin Wei
	Title:	Independent Director

Date: February 16, 2021	By:	/s/ Liyan Wang
	Name:	LiyanWang
	Title:	Independent Director

