Form 10-Q
period 2021-03-31
IONIX TECHNOLOGY, INC.
filed 2021-05-17
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2021, there were 164,041,058 shares of common stock issued and outstanding, par value $0.0001 per share.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$542,092	$1,285,373
Notes receivable	99,327	125,798
Accounts receivable	3,253,702	3,273,141
Inventory	4,193,668	3,263,850
Advances to suppliers - non-related parties	921,417	540,259
- related parties	426,852	357,577
Prepaid expenses and other current assets	476,407	320,296
Total Current Assets	9,913,465	9,166,294

Property, plant and equipment, net	6,793,595	6,573,937
Intangible assets, net	1,491,089	1,424,404
Long-term prepaid expenses	512,906	-
Deferred tax assets	49,257	20,743
Total Assets	$18,760,312	$17,185,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$1,217,415	$2,034,735
Accounts payable	2,650,376	2,637,792
Advance from customers	351,225	43,077
Promissory notes payable, net of debt discount and loan cost	571,093	-
Convertible notes payable, net of debt discount and loan cost	-	514,390
Derivative liability	-	276,266
Due to related parties	2,879,635	1,716,919
Accrued expenses and other current liabilities	78,536	359,577
Total Current Liabilities	7,748,280	7,582,756
Total Liabilities	7,748,280	7,582,756

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 195,000,000 shares authorized, 164,041,058 and 114,174,265 shares issued and outstanding as of March 31, 2021 and June 30, 2020 respectively	16,404	11,417
Additional paid in capital	10,786,792	9,243,557
Retained earnings (accumulated deficit)	(741,820)	262,198
Accumulated other comprehensive income (loss)	488,563	(357,011)
Total Stockholders' Equity attributable to the Company	10,550,439	9,160,661
Noncontrolling interest	461,593	441,961
Total Stockholders’ Equity	11,012,032	9,602,622
Total Liabilities and Stockholders’ Equity	$18,760,312	$17,185,378

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenues (See Note 3 and Note 11 for related party amounts)	$3,160,746	$2,752,170	$9,102,094	$17,585,468

Cost of Revenues (See Note 11 for related party amounts)	2,802,497	2,506,518	8,071,941	14,850,194

Gross profit	358,249	245,652	1,030,153	2,735,274

Operating expenses
Selling, general and administrative expense	327,372	499,616	985,273	1,378,241
Research and development expense	147,871	139,029	425,111	645,880
Total operating expenses	475,243	638,645	1,410,384	2,024,121

Income (loss) from operations	(116,994)	(392,993)	(380,231)	711,153

Other income (expense):
Interest expense, net of interest income	(42,441)	(213,267)	(262,174)	(470,500)
Subsidy income	45,790	-	59,876	50,018
Change in fair value of derivative liability	-	(44,850)	(647,632)	86,602
Gain (loss) on extinguishment of debt	-	(15,074)	202,588	(15,074)
Total other income (expense)	3,349	(273,191)	(647,342)	(348,954)

Income (loss) before income tax expense (benefit)	(113,645)	(666,184)	(1,027,573)	362,199
Income tax expense (benefit)	1,949	(29,962)	(23,555)	151,487
Net income (loss)	(115,594)	(636,222)	(1,004,018)	210,712

Other comprehensive income (loss)
Foreign currency translation adjustment	(29,945)	(165,507)	865,206	(326,589)
Comprehensive loss	(145,539)	(801,729)	(138,812)	(115,877)
Less: Comprehensive income attributable to noncontrolling interest	19,632	-	19,632	-
Comprehensive loss attributable to common stockholders of the Company	$(165,171)	$(801,729)	$(158,444)	$(115,877)

Earnings (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$0.00
Weighted average number of common shares outstanding - Basic and Diluted	161,911,380	114,104,735	134,708,314	114,036,665

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2020	5,000,000	$500	114,174,265	$11,417	$9,243,557	$262,198	$(357,011)	$441,961	$9,602,622

Issuance of common stock for conversion of convertible notes	-	-	2,326,652	233	390,768	-	-	-	391,001

Net loss	-	-	-	-	-	(532,306)	-	-	(532,306)

Foreign currency translation adjustment	-	-	-	-	-	-	430,281	-	430,281

Balance at September 30, 2020	5,000,000	500	116,500,917	11,650	9,634,325	(270,108)	73,270	441,961	9,891,598

Issuance of common stock for conversion of convertible notes	-	-	7,143,978	714	455,429	-	-	-	456,143

Issuance of common stock for exercise of warrants	-	-	1,500,000	150	66,878	-	-	-	67,028

Issuance of common stock as commitment shares for promissory note	-	-	1,567,164	157	67,903	-	-	-	68,060

Issuance of common stock for private placement	-	-	28,869,999	2,887	430,113	-	-	-	433,000

Settlement of warrants in relation to extinguishment of debt	-	-	-	-	(59,163)	-	-	-	(59,163)

Net loss	-	-	-	-	-	(356,118)	-	-	(356,118)

Foreign currency translation adjustment	-	-	-	-	-	-	464,870	-	464,870

Balance at December 31, 2020	5,000,000	500	155,582,058	15,558	10,595,485	(626,226)	538,140	441,961	10,965,418

Issuance of common stock as commitment shares for promissory note	-	-	1,459,000	146	87,007	-	-	-	87,153

Issuance of common stock for private placement	-	-	7,000,000	700	104,300	-	-	-	105,000

Net loss	-	-	-	-	-	(115,594)	-	-	(115,594)

Foreign currency translation adjustment	-	-	-	-	-	-	(49,577)	19,632	(29,945)

Balance at March 31, 2021	5,000,000	$500	164,041,058	$16,404	$10,786,792	$(741,820)	$488,563	$461,593	$11,012,032

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

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,004,018)	$210,712
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	512,375	580,625
Deferred taxes	(25,908)	1,306
Stock compensation for advisory services	-	79,891
Change in fair value of derivative liability	647,632	(86,602)
Loss (gain) on extinguishment of debt	(202,588)	15,074
Non-cash interest	177,205	351,474
Gain on disposal of property and equipment	-	(7,018)
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	262,424	37,312
Accounts receivable - related parties	-	(92,348)
Inventory	(652,185)	237,193
Advances to suppliers - non-related parties	(326,742)	(232,695)
Advances to suppliers - related parties	(40,072)	(3,352)
Prepaid expenses and other current assets	(620,374)	(150,496)
Accounts payable	(184,288)	(83,000)
Advance from customers	293,468	(52,380)
Accrued expenses and other current liabilities	(248,380)	(164,326)
Net cash provided by (used in) operating activities	(1,411,451)	641,370

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(190,190)	(193,610)
Acquisition of intangible assets	(2,334)	-
Proceeds received from sale of equipment	-	121,715
Net cash used in investing activities	(192,524)	(71,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	34,852	94,292
Proceeds from bank loans	1,405,792	-
Repayment of bank loans	(2,344,185)	-
Proceeds from issuance of convertible notes payable	-	722,190
Proceeds from issuance of promissory notes	687,500	-
Proceeds from issuance of common stock for private placement	538,000	-
Repayment of convertible notes payable	(555,747)	-
Proceeds from (repayment of) loans from related parties	1,021,130	(28,979)
Net cash provided by financing activities	787,342	787,503

Effect of exchange rate changes on cash	73,352	(31,830)

Net increase (decrease) in cash and cash equivalents	(743,281)	1,325,148

Cash and cash equivalents, beginning of period	1,285,373	509,615

Cash and cash equivalents, end of period	$542,092	$1,834,763

Supplemental disclosure of cash flow information
Cash paid for income tax	$10,751	$154,538
Cash paid for interests	$66,820	$102,457

Non-cash investing and financing activities
Issuance of common stock for conversion of convertible notes	$847,144	$60,365
Issuance of 1,500,000 shares of common stock for exercise of warrants	$67,028	$-
Issuance of 3,026,164 shares of common stock as commitment shares for promissory note	$155,213	$-
Issuance of common stock for advisory services	$-	$262,500

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

On February 7, 2021, the Board of Directors of the Company approved and ratified the incorporation of Shijirun (Yixing) Technology Co., Ltd. (“Shijirun”), a limited liability company formed under the laws of the Peoples Republic of China (PRC) on February 7, 2021. Well Best International Investment Limited, a limited liability company formed under the laws of Hong Kong Special Administrative Region (“Well Best”), and a wholly owned subsidiary of the Company, is the sole shareholder of Shijirun. As a result, Shijirun is an indirect, wholly-owned subsidiary of the Company. Shijirun will head up the Company’s advance into the new energy industry focusing on developing and producing high-end intelligent new energy equipment from Yixing City, Jiangsu Province, China.

On March 30, 2021, the Board of Directors of Ionix Technology, Inc. approved and ratified the incorporation of Huixiang Energy Technology (Suzhou) Co., Ltd. (“Huixiang Energy”), a limited liability company formed under the laws of the Peoples Republic of China (PRC) on March 18, 2021. Well Best is the sole shareholder of Huixiang Energy. As a result, Huixiang Energy is an indirect, wholly-owned subsidiary of the Company. Huixiang Energy shall conduct research and development of next generation advanced battery technologies, manufacture and sales of relevant battery products, including the solid-state rechargeable lithium ion battery for next generation EV and energy storage systems. Huixiang Energy will also focus on the operation of battery packs, battery systems and electric vehicles sharing business with its own internet sharing platform relating to the electric vehicles (online EV hailing services) and its relevant batteries and battery systems. Huixiang Energy will operate in Suzhou City, Jiangsu Province, China.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $741,820 as of March 31, 2021. The Company incurred loss from operation and did not generate sufficient cash flow from its operating activities for the nine months ended March 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2021 and the results of operations and cash flows for the periods ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2021 or for any subsequent periods. The balance sheet at June 30, 2020 has been derived from the audited consolidated financial statements at that date.

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

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable and advance to suppliers, the valuation of inventory, provision for staff benefit, the useful lives of property and equipment and intangible assets, the impairment of long-lived assets, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Cash and cash equivalents

Cash consists of cash on hand and cash in bank. Cash equivalents represent investment securities that are short-term, have high credit quality and are highly liquid. Cash equivalents are carried at fair market value and consist primarily of money market funds.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions may be taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2021 and June 30, 2020, the Company has accounts receivable balance from non-related party of $3,253,702 and $3,273,141, net of allowance for doubtful accounts of $150,406 and $139,609, respectively. No bad debt expense was recorded during the three and nine months ended March 31, 2021 and 2020.

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

The following tables disaggregate our revenue by major source for the three and nine months ended March 31, 2021 and 2020, respectively:

	For the Nine Months Ended March 31,
	2021	2020
Sales of LCM and LCD screens - Non-related parties	$9,100,076	$14,518,376
Sales of LCM and LCD screens - Related parties	-	718,194
Sales of portable power banks	-	1,719,127
Service contracts	2,018	629,771
Total	$9,102,094	$17,585,468

	For the Three Months Ended March 31,
	2021	2020
Sales of LCM and LCD screens - Non-related parties	$3,160,474	$2,487,465
Sales of LCM and LCD screens - Related parties	-	73,802
Sales of portable power banks	-	181,033
Service contracts	272	9,870
Total	$3,160,746	$2,752,170

All the operating entities of the Company are domiciled in the PRC. All the Company’s revenues are derived in the PRC during the three and nine months ended March 31, 2021 and 2020.

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

As of March 31, 2021 and June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

The new standard has no material effect on our consolidated financial statements as the Company does not have a lease with a term longer than 12 months as of March 31, 2021 (See Note 6).

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

During the nine months ended March 31, 2021 and 2020, the Company had outstanding convertible notes and warrants which represent 1,096,705 and 899,753 shares of commons stock respectively. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

During the three months ended March 31, 2021 and 2020, the Company had outstanding convertible notes and warrants which represent 68,750 and 842,313 shares of commons stock respectively. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2021	June 30, 2020

Balance sheet items, except for equity accounts	6.5713	7.0795

	Nine Months Ended March 31,
	2021	2020

Items in statements of comprehensive income (loss) and cash flows	6.8254	6.9799

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

COVID-19

The Company’s operations are affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The COVID-19 outbreak is causing lockdowns, travel restrictions, and closures of businesses. The Company’s business has been negatively impacted by the COVID-19 coronavirus outbreak to certain extent.

From late January 2020 to the middle of March 2020, the Company had to temporarily suspend our manufacturing activities due to government restrictions. During the temporary business closure period, our employees had very limited access to our manufacturing facilities and the shipping companies were not available and as a result, the Company experienced difficulty delivering our products to the customers on a timely basis. In addition, due to the COVID-19 outbreak, some of the customers or suppliers may experience financial distress, delay or default on their payments, reduce the scale of their business, or suffer disruptions in their business due to the outbreak.

As of the date of this filing, the COVID-19 coronavirus outbreak in China appears to have slowed down and most provinces and cities have resumed business activities under the guidance and support of the government. However, there is still significant uncertainty regarding the possibility of a second wave of infections, and the breadth and duration of business disruptions related to COVID-19, which could continue to have material impact to the Company’s operations. Moreover, the COVID-19 resurgence which occurred early May 2021 would cause one and off traffic restrictions and lockdowns and put numerous business negotiations and sales contracts signing on hold. It would also have adverse impacts on our supply chains. Currently we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on our future business continuity plans or whether material resource constraints in implementing these plans. Up to the date of this report, the assessment is still in progress.

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

	Balance as of March 31, 2021	Balance as of June 30, 2020
Cash and cash equivalents	$326,885	$1,266,426
Notes receivable	99,327	125,798
Accounts receivable - non-related parties	3,092,630	3,069,629
Inventory	3,648,512	2,639,839
Advances to suppliers - non-related parties	737,284	530,670
Prepaid expenses and other current assets	62,442	58,103
Total Current Assets	7,967,080	7,690,465

Property, plant and equipment, net	6,788,886	6,568,874
Intangible assets, net	1,491,089	1,424,404
Deferred tax assets	49,257	20,743
Total Assets	$16,296,312	$15,704,486

Short-term bank loan	$1,217,415	$2,034,735
Accounts payable	2,650,376	2,637,792
Advance from customers	16,648	27,501
Due to related parties	2,221,473	1,407,145
Accrued expenses and other current liabilities	29,076	61,856
Total Current Liabilities	6,134,988	6,169,029
Total Liabilities	$6,134,988	$6,169,029

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	March 31, 2021	June 30, 2020
Raw materials	$1,068,375	$666,981
Work-in-process	1,128,040	500,331
Finished goods	1,997,253	2,096,538
Total Inventories	$4,193,668	$3,263,850

The Company recorded no inventory markdown for the three and nine months ended March 31, 2021 and 2020.

NOTE 6 - OPERATING LEASE

For the nine months ended March 31, 2021, the Company had two real estate operating leases for office, warehouses and manufacturing facilities under the terms of one year.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	March 31, 2021	June 30, 2020

Buildings	$4,987,484	$4,601,685
Machinery and equipment	3,207,568	2,822,686
Office equipment	73,317	67,091
Automobiles	106,492	98,848
Subtotal	8,374,861	7,590,310
Less: Accumulated depreciation	(1,581,266)	(1,016,373)
Property, plant and equipment, net	$6,793,595	$6,573,937

Depreciation expense related to property, plant and equipment was $468,186 and $558,789 for the nine months ended March 31, 2021 and 2020, respectively.

Depreciation expense related to property, plant and equipment was $167,245 and $174,381 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and June 30, 2020, buildings were pledged as collateral for bank loans (See Note 9).

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2021	June 30, 2020

Land use right	$1,554,011	$1,442,456
Computer software	29,399	25,039
Subtotal	1,583,410	1,467,495
Less: Accumulated amortization	(92,321)	(43,091)
Intangible assets, net	$1,491,089	$1,424,404

Amortization expense related to intangible assets was $44,189 and $21,836 for the nine months ended March 31, 2021 and 2020, respectively.

Amortization expense related to intangible assets was $10,063 and $7,164 for the three months ended March 31, 2021 and 2020, respectively.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of March 31, 2021 and June 30, 2020, land use right was pledged as collateral for bank loans (See Note 9).

NOTE 9 – SHORT-TERM BANK LOAN

The Company’s short-term bank loans consist of the following:

		March 31, 2021	June 30, 2020
Loan payable to Industrial Bank, due November 2020	(1)	$-	$1,836,288
Loan payable to Industrial Bank, due May 2021	(2)	166,290	154,353
Loan payable to Industrial Bank, due June 2021	(2)	47,504	44,094
Loan payable to Industrial Bank, due August 2021	(3)	547,090	-
Loan payable to Industrial Bank, due June 2021	(4)	456,531	-
Total		$1,217,415	$2,034,735

(1)	On November 19, 2019, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.7 million (RMB 18 million) for a year until November 18, 2020 with annual interest rate of 5.22%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. On May 20, 2020, Fangguan Electronics partially repaid this bank loan of approximately US$760,000 (RMB5,000,000). On August 28, 2020 and September 21, 2020, Fangguan Electronics further partially repaid this bank loan of approximately US$457,000 (RMB3,000,000) and US$760,000 (RMB5,000,000) respectively. On November 18, 2020, Fangguan Electronics repaid the remaining balance in full of this bank loan of approximately US$760,000 (RMB5,000,000).

(2)	During May and Jun 2020, Fangguan Electronics issued two one-year commercial acceptance bills with amounts of approximately US$166,000 (RMB1,092,743) and US$48,000 (RMB312,161) and maturity dates at May 21, 2021 and June 11, 2021 respectively. On May 22, 2020 and June 16, 2020, the two commercial acceptance bills were discounted with Industrial Bank at an interest rate of 3.85% and the balance of the two commercial acceptance bills converted to bank loans with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the aforementioned RMB18 million loan under the same bank.

(3)	During August 2020, Fangguan Electronics issued a one-year commercial acceptance bill with amount of approximately US$547,000 (RMB3,595,096) and maturity date at August 6, 2021. During September 2020, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$457,000 (RMB3,000,000) and maturity date at March 9, 2021. On August 11, 2020 and September 10, 2020, the two commercial acceptance bills were discounted with Industrial Bank at an interest rate of 3.80% and the balance of the two commercial acceptance bills converted to bank loans with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the above RMB18 million loan under the same bank. In March 2021, Fangguan Electronics repaid the commercial acceptance bill of approximately US$457,000 (RMB3,000,000) in full upon maturity.

(4)	During December 2020, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$457,000 (RMB3,000,000) and maturity date at June 4, 2021. On December 7, 2020, the commercial acceptance bill was discounted with Industrial Bank at an interest rate of 3.85% and the balance of the commercial acceptance bill converted to bank loan with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the above RMB18 million loan under the same bank.

NOTE 10 - STOCKHOLDERS' EQUITY

Stock Issued for Conversion of Convertible Debt

During the nine months ended March 31, 2021, the Company issued a total of 9,470,630 shares of common stock for the conversion of debt in the principal amount of $273,200 together with all accrued and unpaid interest, according to the conditions of the convertible notes. All these conversions resulted in a total loss on extinguishment of debt of $256,639 for the nine months ended March 31, 2021. The remaining principal balance due under convertible notes after these conversions and other debt settlements (See Note 14) is zero.

Stock Issued for Exercise of Warrants

On December 21, 2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the exercise of warrants in full, according to the conditions of the convertible note dated as September 11, 2019. The exercise of warrants resulted in a loss of $67,028 for the nine months ended March 31, 2021. (See Note 14)

Stock Issued for Private Placement

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

On December 31, 2020, the Company issued 447,762 shares of common stock (the “First Commitment Shares”) and 1,119,402 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $68,060 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par for the nine months ended March 31, 2021. (See Note 15)

On March 10, 2021, the Company issued a self-amortization promissory note to Labrys Fund, L.P in the aggregate principal amount of $500,000. The promissory note is due on or before March 10, 2022 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 6,562,500 shares of its common stock for issuance if any debt is converted.

On March 10, 2021, the Company issued 417,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $87,153 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par for the nine months ended March 31, 2021. (See Note 15)

NOTE 11 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the nine months ended March 31, 2020, the Company purchased $1,642,532 and $37,495 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.3% and 0.7% respectively of the Company’s outstanding common stock. The amounts of $1,642,532 and $37,495 were included in the cost of revenue for the nine months ended March 31, 2020.

During the three months ended March 31, 2020, the Company purchased $177,995 and $0 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.3% and 0.7% respectively of the Company’s outstanding common stock. The amounts of $177,995 and $0 were included in the cost of revenue for the three months ended March 31, 2020.

Advances to suppliers - related parties

Lisite Science made advances of $426,852 and $357,577 to Keenest for future purchases as of March 31, 2021 and June 30, 2020, respectively.

Sales to related party

During the nine months ended March 31, 2021 and 2020, Baileqi Electronic sold materials of $0 and $718,194 respectively to Shenzhen Baileqi S&T.

During the three months ended March 31, 2021 and 2020, Baileqi Electronic sold materials of $0 and $73,802 respectively to Shenzhen Baileqi S&T.

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

		March 31, 2021	June 30, 2020

Ben Wong	(1)	$143,792	$143,792
Yubao Liu	(2)	398,866	102,938
Xin Sui	(3)	2,016	2,016
Baozhen Deng	(4)	5,601	9,437
Shenzhen Baileqi S&T	(5)	23,937	-
Jialin Liang	(6)(11)	1,676,679	901,460
Xuemei Jiang	(7)(10)	544,793	505,685
Shikui Zhang	(8)	51,800	28,528
Changyong Yang	(9)	32,151	23,063
		$2,879,635	$1,716,919

(1) Ben Wong was the controlling shareholder of Shinning Glory until April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(2) Yubao Liu is the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in Ionix Technology, Inc.

(3) Xin Sui is a member of the board of directors of Welly Surplus.

(4) Baozhen Deng is a stockholder of the Company, who owns approximately 0.7% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5) Shenzhen Baileqi S&T is a company owned by Baozhen Deng, a stockholder of the Company.

(6) Jialin Liang is a stockholder of the Company and the president, CEO, and director of Fangguan Electronics.

(7) Xuemei Jiang is a stockholder of the Company and the vice president and director of Fangguan Electronics.

(8) Shikui Zhang is a stockholder of the Company and serves as the legal representative and general manager of Shizhe New Energy since May 2019.

(9) Changyong Yang is a stockholder of the Company, who owns approximately 1.3% of the Company’s outstanding common stock, and the owner of Keenest.

(10) The liability was assumed from the acquisition of Fangguan Electronics.

(11) The Company assumed liability of approximately $5.8 million (RMB39,581,883) from Jialin Liang during the acquisition of Fangguan Electronics. During the year ended June 30, 2019, approximately $4.4 million (RMB30,000,000) liability assumed was forgiven and converted to capital.

During the nine months ended March 31, 2021, Yubao Liu advanced $295,928 to Well Best after netting off the refund paid to him.

During the nine months ended March 31, 2021, Baileqi Electronic refunded $3,836 to Baozhen Deng and Shenzhen Baileqi S&T advanced $23,937 to Baileqi Electronic. Shikui Zhang advanced approximately $23,000 to Shizhe New Energy. Changyong Yang, a stockholder of the Company, advanced approximately $9,000 to Lisite Science.

On September 23, 2020, Jialin Liang entered into a short-term loan agreement with Bank of Communications to borrow an individual loan of approximately US$457,000 (RMB 3 million) for one year with annual interest rate of 3.85%. The borrowing was guaranteed by Fangguan Electronics. Pursuant to the loan agreement, the proceed from the bank loan could only be used in the operation of Fangguan Electronics. On September 23, 2020, Jialin Liang advanced all of the proceeds from this bank loan to Fangguan Electronics. In March 2021, Jialin Liang further advanced approximately $249,000 (RMB 1,636,080) to Fangguan Electronics for operational needs.

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

NOTE 12 – CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues (goods sold and services) and its outstanding balance of accounts receivable are presented as follows:

	For the Nine Months Ended March 31, 2021		As of March 31, 2021
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$1,666,368	18%	$229,336	7%
Customer B	1,352,195	15%	-	-%
Customer C	950,501	10%	184,584	5%
Total	$3,969,064	43%	$413,920	12%

	For the Nine Months Ended March 31, 2020		As of March 31, 2020
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$2,047,553	12%	$24,960	1%
Customer B	2,009,817	11%	376,704	10%
Total	$4,057,370	23%	$401,664	11%

	For the Three Months Ended March 31, 2021		As of March 31, 2021
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$612,781	19%	$229,336	7%
Customer B	484,802	15%	-	-%
Customer C	441,260	14%	184,584	5%
Total	$1,538,843	48%	$413,920	12%

	For the Three Months Ended March 31, 2020		As of March 31, 2020
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$315,541	11%	$24,960	1%
Customer B	748,422	27%	376,704	10%
Total	$1,063,963	38%	$401,664	11%

Primarily all customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance of accounts payable are presented as follows:

	For the Nine Months Ended March 31, 2021		As of March 31, 2021
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$1,148,322	14%	$65,123	2%
Supplier B	796,553	10%	364,146	14%
Total	$1,944,875	24%	$429,269	16%

	For the Nine Months Ended March 31, 2020		As of March 31, 2020
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A – related party	$1,642,532	12%	$-	-%
Supplier B	2,582,034	19%	-	-%
Total	$4,224,566	31%	$-	-%

	For the Three Months Ended March 31, 2021		As of March 31, 2021
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$404,404	13%	$65,123	2%
Supplier B	371,731	12%	-	-%
Total	$776,135	25%	$65,123	2%

	For the Three Months Ended March 31, 2020		As of March 31, 2020
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$413,924	18%	$-	-%
Total	$413,924	18%	$-	-%

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

For the three and nine months ended March 31, 2021 and 2020, the Company did not generate income in United States of America and no provision for income tax was made. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three-year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2016 and after were still open to audit as of March 31, 2021.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the three and nine months ended March 31, 2021 and 2020, there is no assessable income chargeable to profit tax in Hong Kong.

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

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 21% to the Company's effective tax rate is as follows:

	For the Nine Months Ended March 31,
	2021	2020

Tax (benefit) at U.S. statutory rate	$(215,790)	$76,062
Tax rate difference between foreign operations and U.S.	26,511	(88,730)
Change in valuation allowance	155,922	168,429
Permanent difference	9,802	(4,274)
Effective tax (benefit)	$(23,555)	$151,487

The provisions for income taxes (benefits) are summarized as follows:

	For the Nine Months Ended March 31,
	2021	2020
Current	$2,353	$150,181
Deferred	(25,908)	1,306
Total	$(23,555)	$151,487

As of March 31, 2021, the Company has approximately $3,778,000 net operating loss carryforwards available in the U.S., Hong Kong and China to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets resulted from net operating loss carryforward cannot be utilized in the future because there will not be significant future earnings from the entities which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets resulted from net operating loss carryforward as of March 31, 2021.

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

For purposes of the inclusion of GILTI, the Company determined that the Company did not have tax liabilities resulting from GILTI for the three and nine months ended March 31, 2021 and 2020 due to net operating loss carryforwards available in the U.S. Therefore, there was no accrual of GILTI liability as of March 31, 2021 and June 30, 2020.

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

Convertible notes payable balance was zero as of March 31, 2021.

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

During the nine months ended March 31, 2021, Power Up Lending Group Ltd elected to convert $39,000 of the principal amount together with $4,916 of accrued and unpaid interest of the convertible notes into 264,970 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $32,778. (See Note 10)

The remaining principal balance due under this convertible note after all conversions is zero as of March 31, 2021.

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

During the nine months ended March 31, 2021, Firstfire Global Opportunities Fund LLC elected to convert $68,850 of the principal amount of the convertible notes into 4,125,000 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $67,512 (See Note 10).

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

The remaining principal balance due under this convertible note after all conversions and settlement is zero as of March 31, 2021.

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

The remaining principal balance due under this convertible note after all conversions and settlement is zero as of March 31, 2021.

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

The remaining principal balance due under this convertible note after all conversions and settlement is zero as of March 31 ,2021.

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

As of the date of this report, the Company has made total six installments payment of an aggregate amount of $139,121 (including principal of $137,114 and interest of $2,007). The note payable balance decreased to zero as of March 31, 2021.

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

During the nine months ended March 31, 2021, Labrys Fund, LP elected to convert $146,850 of the principal amount together with all accrued and unpaid interest of the convertible notes into 4,012,478 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $128,018. The remaining principal balance due under this convertible note after all conversions is zero as of March 31, 2021. (See Note 10)

All convertible notes aforementioned

For the nine months ended March 31, 2021 and 2020, the Company recorded the amortization of debt discount of $138,399 and $351,474 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

For the three months ended March 31, 2021 and 2020, the Company recorded the amortization of debt discount of $0 and $170,138 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

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

The change of derivative liabilities is as follows:

Balance at July 1, 2020	$276,266
Converted	(357,868)
Debt settlement	(566,030)
Change in fair value recognized in operations	647,632
Balance at March 31, 2021	$-

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model during the nine months ended March 31, 2021, using the following assumptions:

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

On December 21, 2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the exercise of warrants in full. The exercise of warrants resulted in a loss of $67,028 for the nine months ended March 31, 2021. After this exercise, FirstFire Global Opportunities Fund, LLC is not entitled to any warrant to purchase shares. (See Note 10)

In connection with the issuance of the $55,000 convertible promissory note on November 12, 2019, Crown Bridge Partners, LLC is entitled, upon the terms and subject to the limitations on exercise and the conditions set forth in the agreement, at any time on or after the date of issuance hereof to purchase from the Company up to 22,916 shares of common stock. Exercise price shall be $2.80, and the warrants can be exercised within 5 years which is before November 12, 2024.

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

The details of the outstanding warrants are as follows:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (years)

Outstanding at July 1, 2020	229,166	$2.68	4.2 to 4.53
Granted	-	-	-
Exercised or settled	(160,416)	2.63	4.05 to 4.16
Cancelled or expired	-	-	-
Outstanding at March 31, 2021	68,750	$2.80	3.78

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

In connection with the issuance of promissory note, on December 31, 2020, the Company issued 447,762 shares of common stock (the “First Commitment Shares”) and 1,119,402 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $68,060 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par for the nine months ended March 31, 2021. (See Note 10)

On March 10, 2021, the Company issued a self-amortization promissory note to Labrys Fund, L.P in the aggregate principal amount of $500,000. The promissory note is due on or before March 10, 2022 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 6,562,500 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on March 19, 2021 and received $434,000 in cash after deducting an OID in the amount of $50,000, legal fees of $2,500 and other costs of $13,500. The self-amortization promissory note has an amortization schedule of $58,333.33 payment at each month beginning July 9, 2021 through March 10, 2022.

In connection with the issuance of promissory note, on March 10, 2021, the Company issued 417,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $87,153 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par for the nine months ended March 31, 2021. (See Note 10)

For the three and nine months ended March 31, 2021, the Company recorded the amortization of debt discount of $37,532 and $38,806 for the self-amortization promissory notes issued, which was included in other income and expense in the consolidated statement of comprehensive income (loss).

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

The following tables provide the business segment information for the three and nine months ended March 31, 2021 and 2020.

	For the Nine Months Ended March 31, 2021
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$-	$9,100,076	$2,018	$-	$9,102,094
Cost of Revenues	-	8,061,782	10,159	-	8,071,941
Gross profit (loss)	-	1,038,294	(8,141)	-	1,030,153
Operating expenses	8,374	1,202,101	23,641	176,268	1,410,384
Loss from operations	(8,374)	(163,807)	(31,782)	(176,268)	(380,231)
Net loss	$(8,213)	$(147,074)	$(31,781)	$(816,950)	$(1,004,018)

	For the Nine Months Ended March 31, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$1,719,127	$15,236,570	$629,771	$-	$17,585,468
Cost of Revenues	1,642,532	12,786,020	421,642	-	14,850,194
Gross profit	76,595	2,450,550	208,129	-	2,735,274
Operating expenses	10,094	1,491,200	25,326	497,501	2,024,121
Income (loss) from operations	66,501	959,350	182,803	(497,501)	711,153
Net income (loss)	$59,915	$779,838	$165,603	$(794,644)	$210,712

	For the Three Months Ended March 31, 2021
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$-	$3,160,474	$272	$-	$3,160,746
Cost of Revenues	-	2,802,520	(23)	-	2,802,497
Gross profit	-	357,954	295	-	358,249
Operating expenses	2,842	428,842	5,893	37,666	475,243
Loss from operations	(2,842)	(70,888)	(5,598)	(37,666)	(116,994)
Net loss	$(2,841)	$(26,820)	$(5,598)	$(80,335)	$(115,594)

	For the Three Months Ended March 31, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$181,033	$2,561,267	$9,870	$-	$2,752,170
Cost of Revenues	177,995	2,256,426	72,097	-	2,506,518
Gross profit (loss)	3,038	304,841	(62,227)	-	245,652
Operating expenses	3,960	377,641	8,109	248,935	638,645
Loss from operations	(922)	(72,800)	(70,336)	(248,935)	(392,993)
Net income (loss)	$347	$(83,297)	$(64,462)	$(488,810)	$(636,222)

NOTE 17 - SUBSEQUENT EVENTS

On May 6, 2021, our Board of Directors (the “Board”) approved the following actions which are also taken by written consent in lieu of a meeting by the holders of a majority of the voting power of our outstanding capital stock as of the same date:

(1)	An increase in the total number of authorized stock of the Company from 200,000,000 to 400,000,000 shares consisting of: (i) 395,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”); and (ii) 5,000,000 shares of preferred stock par value $0.0001 per share (“Preferred Stock”) (the “Authorized Share Increase”) and related Certificate of Amendment to Articles of Incorporation;

(2)	To effect, at the discretion of the Company’s Board, a reverse stock split of all outstanding shares of the Company’s Common Stock, at a ratio of not less than 1-for-2 and not greater than 1-for-10, such ratio to be determined by the Company’s Board at any time before April 30, 2022, without further approval or authorization of our stockholders (the “Reverse Stock Split”) and related amendment to our Articles of Incorporation.

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

Results of Operation for the Three and Nine months Ended March 31, 2021 and 2020

Calendar year 2020 was challenging and disruptive for the world, with the COVID-19 pandemic adding to the headwind of an already challenging global economy. Almost no industry was unaffected by the pandemic. The unprecedentedly adverse global operating environment had a major impact on our business and reversed the Company's continuous growth.

The operations of the Company during the nine months ended March 31, 2021 experienced some minor delays and were adversely affected by the COVID-19 travel restrictions and lockdowns implemented nationwide. Decreases in revenue and operating profits during the nine months ended March 31, 2021 were a result of the unprecedented adverse market condition caused by the outbreak of COVID-19 pandemic since January 2020.

During the nine months ended March 31, 2021, the significant decrease in sales revenue is mainly attributable to the adverse impact of COVID-19 in various ways, from the continuous weakening demand in the PRC consumer market and continuous competition from other brands against the goods which the Company has been trading coupled with the unfavorable and ongoing adverse trading environment and the disruptions caused by COVID-19, limitation of marketing efforts, disruptions of product delivery to the Company’s customers due to certain customers 's reducing their budgets or delaying their procurement plans, leading to a decrease in the new orders placed with the Company. The Company believes that such effect is temporary and will not have major impact on the long-term performance of the Company.

During the nine months ended March 31, 2021, the gross profit decreases were mainly attributable to: (1) the drop in production volume of the Company as a result of the adverse impact of the COVID-19; (2) in certain areas in Northeast of China, the PRC government, as a preventive measure in response to the COVID-19, had implemented the movement control order which involved prohibition of movement of people which adversely affected the Company’s supply chain in raw materials. And the poor market sentiment has led to the significant drop in demand and selling prices of the Company’s products, while the prices of glass, which is the raw material for the Company's production, have increased substantially due to tightened supply of glass from the supply chain reform in the PRC; and (3) in addition to the economic contraction caused by prolonged outbreak of COVID-19, the fact that Changchun City where Fangguan Electronics was located had endured dozens of blizzards in November and December 2020, also led to the slow-down of the businesses of the Company.

The significant decrease in net income from the nine months ended March 31, 2020 to the nine months ended March 31, 2021 is primarily attributed to: (1) a decrease in the Company’s revenue by approximately 48% resulting from the disruption of the Company’s business operations caused by the COVID-19; (2) a decrease in the Company's gross profit margin from 16% for the nine months ended March 31, 2020 to approximately 11% for the nine months ended March 31, 2021 resulting from the drop in sales price and increase in raw material price, mainly as a result of the reduction in operation efficiency during the outbreak of COVID-19; (3) a significant increase in non-recurring other expenses such as change in fair value of derivative liability; and offset by (4) a decrease in the Company’s operating expenses by approximately 30% resulting from cost saving measures including but not limited to reduction in salary, rent and R&D expenditures. Excluding the aforementioned non-recurring change in fair value of derivative liability, the reduction in net profit for the nine months ended March 31, 2021 as compared with the corresponding period of last year would be narrowed down from approximately $1.2 million to approximately $0.6 million instead.

Nevertheless the Company survived and thrived against all odds: besides carrying out a more stringent cost control through the Company’s persistent effort in cost reduction, the Company implemented the workplace safety measures as per government guidelines, including work from home arrangements whenever appropriate, and protected the client relationships by maintaining communication and working with them to deal with the delaying or canceling orders. With the gradual stabilization of the domestic photoelectric display industry, the Company would anticipate a steady increase in the sales of LCM and LCD.

Based on the Company’s well-established reputation in the market, management of the Company believes that the demand for the Company's products would increase during the economic rebounding and the overall financial and business positions of the Company would remain sound, and the Company is well positioned to take advantage of any upturn in the market.

Considering that such effects of COVID-19 is temporary and will not have major impact on the long-term performance of the Company, the Company believes that the increase in turnover and gross profit margin of the Company as caused by the gradual recovery of the economy of PRC would maintain in the future. As such, the Company remains cautiously optimistic about its sustainable development.

During the Spring of calendar year 2021, the anticipated recovery in the economy of PRC realized gradually while the negative impact of COVID-19 remains. The Company maintains optimistic cautious and is paying close attention to the evolving development of, and the disruption to business and economic activities caused by the COVID-19 outbreak and evaluates its impact on the financial position, cash flows and operating results of the Company. Given the dynamic nature of the COVID-19 outbreak, it is not practicable to provide a reasonable estimate of its impacts on the Company’s financial position, cash flows and operating results at the present.

Revenues

During the three and nine months ended March 31, 2021, COVID-19 continued to affect the operational and financial performance of the Company. However, the gradual recovery of revenue that was ever expected previously already realized.

During the three months ended March 31, 2021 and 2020, total revenues were $3,160,746 and $2,752,170 respectively. The total revenues increased by $408,576 or 15% from the three months ended March 31, 2020 to the three months ended March 31, 2021.

During the nine months ended March 31, 2021 and 2020, total revenues were $9,102,094 and $17,585,468 respectively. The total revenues decreased by $8,483,374 or 48% from the nine months ended March 31, 2020 to the nine months ended March 31, 2021.

Among the decrease of $8,483,374 in total revenues for the nine months ended March 31, 2021, $5,199,704 decrease was due to the revenue decrease from Fangguan Electronics which was acquired on December 27, 2018. In addition, the decrease in total revenues during the nine months ended March 31, 2021 was partially attributed to the decreases of $2,346,880 in service contract and smart energy segments as compared with the nine months ended March 31, 2020. The decrease during the nine months ended March 31, 2021 can be directly attributed to the fact that the continuous outbreak of COVID-19 induced the numerous shutdowns and suspensions of commercial activities in certain cities and provinces which have caused the significantly adverse effects on the business of the Company during calendar year of 2020.

Among the increase of $408,576 in total revenues for the three months ended March 31, 2021, revenue from Fangguan Electronics increased by $824,073, offset by the decrease of $190,631 in service contract and smart energy segments. The increase during the three months ended March 31, 2021 can be attributed to the gradual recovery of the Company's business following the economic rebound in the spring of the calendar year of 2021.

The decrease in smart energy revenue for the three and nine months ended March 31, 2021 as compared with 2020 was due to the fact that the global economy is on track to contract in calendar year of 2020 as a result of the COVID-19 pandemic and the overseas enterprises ceased placing orders from our major customers in smart energy segment. Then our business was hit by the chain reaction. As for the service contract business, mainly due to COVID-19, all old contracts were completed while new contracts have not been signed.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the three months ended March 31, 2021 and 2020, the total cost of revenues was $2,802,497 and $2,506,518 respectively. The total cost of revenues increased by $295,979 or 12% from the three months ended March 31, 2020 to the three months ended March 31, 2021.

During the nine months ended March 31, 2021 and 2020, the total cost of revenues was $8,071,941 and $14,850,194 respectively. The total cost of revenues decreased by $6,778,253 or 46% from the nine months ended March 31, 2020 to the nine months ended March 31, 2021.

Among the increase of $295,979 in total cost of revenues for the three months ended March 31, 2021, $710,723 increase came from Fangguan Electronics, offset by the decrease of $250,115 in total cost of revenues from service contract and smart energy segments. Among the decrease of $6,778,253 in total cost of revenues for the nine months ended March 31, 2021, $4,070,831 decrease came from Fangguan Electronics and $2,054,015 decrease came from service contract and smart energy segments.

The fluctuation in cost of revenues can be directly attributed to the fluctuation of revenues.

Gross Profit

During the three months ended March 31, 2021 and 2020, the gross profit was $358,249 and $245,652, respectively.

The gross profit increased by 46% from the three months ended March 31, 2020 to the three months ended March 31, 2021, which is primarily attributed to the gradual recovery of revenue following the rebound of economy in the spring of the calendar year of 2021. Our gross profit margin maintained at 11% during the three months ended March 31, 2021 as compared to 9% for the three months ended March 31, 2020.

During the nine months ended March 31, 2021 and 2020, the gross profit was $1,030,153 and $2,735,274, respectively.

The gross profit decreased by 62% from the nine months ended March 31, 2020 to the nine months ended March 31, 2021. Our gross profit margin maintained at 11% during the nine months ended March 31, 2021 as compared to 16% for the nine months ended March 31, 2020. The decrease in the Company's gross profit margin is attributed to the drop in sales price and increase in raw material price in calendar year of 2020, mainly as a result of the reduction in operation efficiency during the outbreak of COVID-19.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended March 31, 2021 and 2020, selling, general and administrative expenses were $327,372 and $499,616, respectively.

During the nine months ended March 31, 2021 and 2020, selling, general and administrative expenses were $985,273 and $1,378,241, respectively.

The decrease in selling, general and administrative expenses can be attributed to the stricter cost control during the three and nine months ended March 31, 2021.

Research and Development Expenses

Our research and development expenses are mainly comprised of payroll expenses of research staff, costs of materials used for research and other miscellaneous expenses.

During the three months ended March 31, 2021 and 2020, research and development expenses were $147,871 and $139,029, respectively. During the nine months ended March 31, 2021 and 2020, research and development expenses were $425,111 and $645,880 respectively. All research and development expenses were incurred by Fangguan Electronics (a variable interest entity of the Company since December 27, 2018).

The decrease in research and development expenses during the nine months ended March 31, 2021 can be attributed to the decrease of materials expenditures during the period.

Other Incomes (Expenses)

Other expenses consisted of interest expense, net of interest income. Other incomes consisted primarily of subsidy income and gain on extinguishment of debt, net of loss on extinguishment of debt. Change in fair value of derivative liability was an expense for the nine months ended March 31, 2021 and an income for the nine months ended March 31, 2020.

During the three months ended March 31, 2021 and 2020, other incomes (expenses) were $3,349 and $(273,191) respectively. The other income (expense) increased by $276,540 or 101% from the three months ended March 31, 2020 to the three months ended March 31, 2021.

During the nine months ended March 31, 2021 and 2020, other incomes (expenses) were $(647,342) and $(348,954) respectively. The other income (expense) decreased by $298,388 or 86% from the nine months ended March 31, 2020 to the nine months ended March 31, 2021.

The difference of interest expense was mainly due to the decrease of debt discount as the convertible notes either approached the maturity date or were settled during the nine months ended March 31, 2021 as compared with the same period of 2020.

The subsidy income was from Fangguan Electronics and Baileqi Electronic which received government subsidies during the three and nine months ended March 31, 2021 and 2020.

The change in fair value of derivative liability can be attributed to the fact that stock price of the Company were more volatile during the nine months ended March 31, 2021 as compared with same period of 2020.

The gain on extinguishment of debt of $202,588 during the nine months ended March 31, 2021 can be primarily attributed to the gain of $459,227 from settlement of four convertible notes (including warrants and all accrued and unpaid interests), offset by loss of $256,639 from the conversion of convertible notes to 9,470,630 common shares in the principal amount of $273,200 for the nine months ended March 31, 2021. The loss on extinguishment of debt can be attributed to the conversion of convertible notes in the principal amount of $34,000 during the three and nine months ended March 31, 2020.

Net Income (Loss)

During the three months ended March 31, 2021 and 2020, our net income (loss) was $(115,594) and $(636,222) respectively. The total net loss decreased by $520,628 or 82% from the three months ended March 31, 2020 to the three months ended March 31, 2021.

During the nine months ended March 31, 2021 and 2020, our net income (loss) was $(1,004,018) and $210,712, respectively. The total net income (loss) decreased by $1,214,730 or 576% from the nine months ended March 31, 2020 to the nine months ended March 31, 2021.

The significant decrease in net income from the nine months ended March 31, 2020 to the nine months ended March 31, 2021 is primarily attributed to: (1) a decrease in the Company’s revenue by approximately 48% resulting from the disruption of the Company’s business operations caused by the COVID-19; (2) a decrease in the Company's gross profit margin from 16% for the nine months ended March 31, 2020 to approximately 11% for the nine months ended March 31, 2021 resulting from the drop in sales price and increase in raw material price, mainly as a result of the reduction in operation efficiency during the outbreak of COVID-19; (3) a significant increase in non-recurring other expenses such as change in fair value of derivative liability; and offset by (4) a decrease in the Company’s operating expenses by approximately 30% resulting from cost saving measures including but not limited to reduction in salary, rent and R&D expenditures. Excluding the aforementioned non-recurring change in fair value of derivative liability, the reduction in net profit for the nine months ended March 31, 2021 as compared with the corresponding period of last year would be narrowed down from approximately $1.2 million to approximately $0.6 million instead.

The significant decrease in net loss from the three months ended March 31, 2020 to the three months ended March 31, 2021 is primarily attributed to the gradual recovery of revenue following the rebound of economy in the spring of calendar year of 2021.

Liquidity and Capital Resource

Cash Flow from Operating Activities

During the nine months ended March 31, 2021, net cash used in operating activities was $1,411,451 compared to the cash provided by operating activities of $641,370 for the nine months ended March 31, 2020. The change was mainly due to a decrease of $1,214,730 in net income and an increase of $1,012,057 in cash outflow from changes in operating assets and liabilities in the nine months ended March 31, 2021 compared to the same period in 2020.

Cash Flow from Investing Activities

During the nine months ended March 31, 2021, net cash used in investing activities was $192,524 compared to net cash used in investing activities of $71,895 for the same period in 2020. The change was primarily due to the fact that there were proceeds from sale of equipment of $121,715 during the nine months ended March 31, 2020 while no sales of fixed assets or intangible assets during the same period in 2021.

Cash Flow from Financing Activities

During the nine months ended March 31, 2021, cash provided by financing activities was $787,342 compared to net cash provided by financing activities of $787,503 for the same period in 2020. The change was immaterial during the nine months ended March 31, 2021 compared to same period of 2020.

As of March 31, 2021, we have a working capital of $2,165,185.

Our total current liabilities as of March 31, 2021 were $7,748,280 and mainly consisted of $1,217,415 for short-term bank loans, $2,650,376 in accounts payable, the amount due to related parties of $2,879,635, advance from customers of $351,225 and the self-amortized promissory notes of $571,093. The Company’s major shareholder is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $741,820 as of March 31, 2021. The Company incurred loss from operation and did not generate sufficient cash flow from its operating activities for the nine months ended March 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

On December 5, 2020, the Company issued a total of 20,370,000 shares of common stock to five Chinese citizen subscribers for an aggregate purchase price of $305,500 at $0.015 per share, according to the conditions of the five subscription agreements dated as November 20, 2020 signed by the between the Company and the subscribers.

On December 21, 2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the full exercise of the warrants, according to the conditions of the convertible note dated as September 11, 2019.

On December 29, 2020, the Company issued a total of 8,499,999 shares of common stock to four Chinese citizen subscribers for an aggregate purchase price of $127,500 at $0.015 per share, according to the conditions of the four subscription agreements dated as December 9, 2020 and December 28, 2020 signed by the between the Company and the subscribers.

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

On January 13, 2021, the Company issued a total of 7,000,000 shares of common stock to a Chinese citizen subscriber for an aggregate purchase price of $105,000 at $0.015 per share, according to the conditions of the subscription agreement dated as January 13, 2021 between the Company and the subscriber.

On March 10, 2021, the Company issued 417,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) to Labrys Fund, LLP related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date.

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

Ionix Technology, Inc.

Date: May 17, 2021	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: May 17, 2021	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer (Principal
Financial and Principal Accounting Officer)

Date: May 17, 2021	By:	/s/ Yang Yan
	Name:	Yang Yan
	Title:	President and Treasurer

Date: May 17, 2021	By:	/s/ Yubao Liu
	Name:	Yubao Liu
	Title:	Director

Date: May 17, 2021	By:	/s/ Jialin Liang
	Name:	Jialin Liang
	Title:	Director

Date: May 17, 2021	By:	/s/ Xuemei Jiang
	Name:	Xuemei Jiang
	Title:	Director

Date: May 17, 2021	By:	/s/ Yongping Wang
	Name:	Yongping Wang
	Title:	Independent Director

Date: May 17, 2021	By:	/s/ Yongsheng Fu
	Name:	Yongsheng Fu
	Title:	Independent Director

Date: May 17, 2021	By:	/s/ Zhenyu Wang
	Name:	Zhenyu Wang
	Title:	Independent Director

Date: May 17, 2021	By:	/s/ Xiaolin Wei
	Name:	Xiaolin Wei
	Title:	Independent Director

Date: May 17, 2021	By:	/s/ Liyan Wang
	Name:	LiyanWang
	Title:	Independent Director

