Form 10-K
period 2021-06-30
IONIX TECHNOLOGY, INC.
filed 2021-09-29
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 29, 2021, there were 165,383,058 shares of common stock issued and outstanding, par value $0.0001 per share.

As of September 29, 2021, there were 5,000,000 shares of preferred stock issued and outstanding, par value $0.0001 per share.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,130,731 based upon the price ($0.152) at which the common stock was last sold as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

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

Corporate Background

Ionix Technology, Inc. (the “Company”, formerly known as Cambridge Projects Inc.), a Nevada corporation, was formed on March 11, 2011. The Company was originally formed to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2011, and focused on identifying a potential business combination opportunity.

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

On February 20, 2018, the Company ratified and approveda the appointment of Jialin Liang as President and a member of the board of directors of Changchun Fangguan Photoelectric Display Technology Co. Ltd ("Fangguan Photoelectric"). On February 20, 2018, the Company’s Board of Directors approved and ratified the incorporation of Fangguan Photoelectric. Fangguan Photoelectric is a wholly owned subsidiary of Well Best International Investment Limited and an indirect wholly-owned subsidiary of the Company. Fangguan Photoelectric focused on marketing LCDs for the Company. In October 2018, Jialin Liang resigned as President and Director of Fangguan Photoelectric. Mr Biao Shang became his successor.

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

On February 7, 2021, the Board of Directors of the Company approved and ratified the incorporation of Shijirun (Yixing) Technology Co., Ltd. (“Shijirun”), a limited liability company formed under the laws of the Peoples Republic of China (PRC) on February 7, 2021. Well Best International Investment Limited is the sole shareholder of Shijirun. As a result, Shijirun is an indirect, wholly-owned subsidiary of the Company. Shijirun focuses on developing and producing high-end intelligent new energy equipment in Yixing City, Jiangsu Province, China.

On March 30, 2021, the Board of Directors of Ionix Technology, Inc. approved and ratified the incorporation of Huixiang Energy Technology (Suzhou) Co., Ltd. (“Huixiang Energy”), a limited liability company formed under the laws of the Peoples Republic of China (PRC) on March 18, 2021. Well Best is the sole shareholder of Huixiang Energy. As a result, Huixiang Energy is an indirect, wholly-owned subsidiary of the Company. Huixiang Energy shall conduct research and development of next generation advanced battery technologies, manufacture and sales of relevant battery products, including the solid-state rechargeable lithium ion battery for next generation EV and energy storage systems. Huixiang Energy also focuses on the operation of battery packs, battery systems and electric vehicles sharing business with its own internet sharing platform relating to the electric vehicles (online EV hailing services) and its relevant batteries and battery systems. Huixiang Energy operates in Suzhou City, Jiangsu Province, China.

On May 6, 2021, the Board of Directors and the holders of the majority of issued and outstanding voting securities of the Company approved an amendment (the “Amendment”) to our Articles of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 400,000,000 shares consisting of: (i) 395,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”); and (ii) 5,000,000 shares of preferred stock par value $0.0001 per share (“Preferred Stock”) (the “Authorized Share Increase”) and related Certificate of Amendment to Articles of Incorporation. The approval was made in accordance with Sections 78.320 and 78.390 of the Nevada Revised Statues, which provide that a corporation’s articles may be amended by written consent of the stockholders representing at least a majority of the voting power. The Amendment was filed with the Nevada Secretary of State on June 7, 2021.

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

On April 30, 2017, Well Best International Investment Limited (“Well Best”), a wholly-owned subsidiary of the Company, transferred all of its rights, title and interest to all 100% of the issued and outstanding common stock of Xinyu Ionix Technology Company Limited (“Xinyu Ionix”) to Zhengfu Nan for RMB 100($14.49) pursuant to a Share Transfer Agreement dated April 30, 2017 (the “Agreement”). Following the execution of the Agreement, Mr. Nan owns 100% of Xinyu Ionix and assumes all liabilities of Xinyu Ionix. As a result Xinyu Ionix is no longer a wholly-owned subsidiary of Well Best or an indirect wholly-owned subsidiary of the Company.

Business Summary

Since January 2016, the Company has shifted its focus to becoming an aggregator of energy cooperatives to achieve optimum price and efficiency in creating and producing technology and products that emphasize long life, high output, high energy density, and high reliability. By and through its wholly owned subsidiary, Well Best and the indirect subsidiaries, Baileqi Electronics, Lisite Science, Welly Surplus, Fangguan Photoelectric, Fangguan Electronics,Huixiang Energy, Shijirun and Shizhe New Energy, the Company has commenced its main operations of high-end intelligent electronic equipment and photoelectric display products, became the New energy service provider and IT solution provider, which are in the new-type rising industries.

The Company applied various operating approacehs. Baileqi Electronics, Lisite Science, Fangguan Photoelectric, Huixiang Energy, Shijirun and Shizhe New Energy focus on the sales of goods and the rendering of service while Fangguan Electronics has been engaged in the business of the research and development, manufacturing, and marketing of liquid crystal materials, displays and modules in the PRC.

The Company, Well Best, Welly Surplus, Baileqi Electronics, Lisite Science, Fangguan Photoelectric, Fangguan Electronics, Huixiang Energy, Shijirun and Shizhe New Energy are actively seeking additional new prospects for technology enhancements, design, manufacturing and production of the Company’s operation of high-end intelligent electronic equipment and more cutting-edge LCD technologies, such as Liquid Crystal Module (“LCM“), the portable power banks, the battery packs and the electric furnace used in firing for lithium battery.

We are engaged in the business of research and development, manufacturing, and marketing of liquid crystal materials, displays and modules, the battery packs and the electric furnace used in firing for lithium battery in the PRC. The Company operates through a corporate structure consisting of subsidiaries, variable interest entities (“VIE”), and contractual arrangements. A VIE is a term used by the U.S. Financial Accounting Standards Board to describe a legal business structure whose financial support comes from another corporation which exerts control over the VIE. All of the Company’s business operations are structured around a series of contractual agreements, the VIE Transaction Documents, including the ones between Fangguan Photoelectric, our wholly-owned subsidiary, and Fangguan Electronics and its shareholders. Through the VIE Transaction Documents, we are able to exert effective control over Fangguan Electronics and receive 100% of the net profits derived from the business operations of Fangguan Electronics.

Products and Projects

Civil Electronics

With the high-speed development in the new energy industry, the high-tech and relevant key accessories still play an essential role in the energy industry supply chain. LCD displays and lithium battery packs are widely used in the end products of the new energy industry.

Since the beginning of 2017, the Company has expanded its focus to development and production of LCD’s and modules for civil electronic products, lithium battery packs. By and through its wholly owned subsidiary, Well Best and the indirect wholly owned subsidiary, Baileqi Electronics and Fangguan Photoelectric, the Company has commenced its operations in China. Baileqi is working on an upgrade to traditional LCD screens with display modules that use the crystal method (“TCM”) and control muddle system integration for professional manufacturing. Today, TCM is widely used in many areas, including electronic operation data displays for renewable energy vehicles, BMS information feedback, HD projectors, communication equipment, and particularly in intelligent robots.

The LCD screens are manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors.

Since the beginning of 2021, we has explored the business opportunities in lithium battery -related industry and have formulated a vertically integrated business model that will cover all important aspects of the value chain including deep processing of upstream Lithium Compounds, production and installation of midstream kun furnaces used in firing the lithium battery, and production of downstream LFP battery packs

The lithium battery packs and the electric furnace used in firing for lithium battery have been supplied by the subsidiaries of the Company.

The Company also provides service and IT solution for new energy industry.

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

Products of Lisite Science

Product Model: W200
Color(s): White\Black
Fire Rating: V0

Battery Type: 18650-2500mAh*8
Battery Capacity: 20000mAh / 3.7V
Rated Energy: 74Wh (TYP)

Rated Output: 5V / 2.1A (Max)

Input: Micro-USB、Lightning
Output: USB-A

Input Parameter: MAX10W
Micro-USB : DC5V A
Output Parameter: MAX10.5W

USB -A-1 : DC5V/1A
USB -A-1 : DC5V/2.1A Shared 2.1A

Size: 165.2*78*23MM

Weight: 437g

Product Model: T3
Color(s): white-grey\white-red
Fire Rating: V0

Battery Type: Polymer 805573*2
Battery Capacity: 10000mAh/3.8V
Rated Energy: 37W (TYP)

Rated Output: 5V/2.1A (Max)
Input: Micro-USB
Output: USB-A*2

Input Parameter: MAX10W
Micro-USB : DC5V / 2A
TYPE-C(USB-C): DC5V/2A

Output Parameter: MAX10.5W
USB-A-1 : DC5V/2.1A
USB-A-1:DC5V/1A

USB-A-2: DC5V/2.1A Shared 2.1A
Size: 100*62*22.5MM
Weight: 300g

4.Shijirun

Large atmosphere kun furnace for firing lithium batteries

5.Huixiang Energy

Product Model: lithium iron phosphate ("LFP") battery packs Specification:：16S1P General Use type Unit： NH-33138-HE_15Ah_LFP

15

6.Baileqi Electronic:

Products of Baileqi Electronic

Module No.: Y50029N00T

Size:5.0 inch

Resolution:800(H)*3(RGB)*480(V)TFT LCD

Active Area:108.00*64.80mm

Outline
Dimensions:120.70(H)x75.80(V)x4.25(T)

Interface Type:24BITRGBInterface

Display Colors:16.7M

Brightness:300cd/mm

View Direction:12O’clock

Module No.:Y43001N04N

Size:4.3 inch

Resolution:480RGB×272

LCD Active Area:95.04(H)×53.86(V)

Outline Dimensions:
105.4(H)×67.10(V)×2.95(D)

Interface Type: RGB 24 BIT

Display Colors:16.7M

Brightness:480cd/mm(7S)

View Direction:12O’clock

Module No.:Y10108M00N Size:10.1 inch

Resolution:1280RGB×800

LCD Active Area:216.96(H)×135.60(V)

Outline Dimensions: 229.46(H)×
149.10(V)×3.00(D)

Interface Type: LVDS (Low Voltage
Differential Signal)

Display Colors:16.7M

Brightness:300cd/mm(3S-13P)

View Direction:6O’clock

Industry Overview

 Synergies throughout the lithium battery Industry Value Chain

In China, the current explosive growth in the new energy vehicle industry has led to a significant increase in demand for lithium iron phosphate batteries and the corresponding increase in demand for lithium compounds, with the industry gradually shifting from a balanced supply and demand to a tight supply situation. Under the dual stimulation of the gradually weakening impact of policies and the rising industry demand, the price of lithium compound is gradually rebounding. As a "rising star" start-up player in the lithium battery-related business, we endeavor to capitalize on the opportunities arising from industry reshuffle, continue to enhance our competitiveness and further improve our industrial position.

We have a vertically integrated business model that will cover all important aspects of the value chain including deep processing of upstream Lithium Compounds, production and installation of midstream kun furnaces used in firing the lithium battery, and production of downstream LFP battery packs. We started as a supplier of the midstream kun furnaces used in firing the lithium battery and has been striving for expanding to the upstream and downstream of the industrial value chain to obtain a competitive supply of LFP battery packs, thereby ensuring cost and operational efficiency, synergy among multiple business lines, and access to the latest market information and development of cutting-edge technologies.

We adhere to the development strategy of “upstream and downstream integration of the LFP battery-related industry” given the features of LFP (higher value for money and safer than other kinds of lithium batteries)

Our products as below are expected to be widely used in the manufacturing of electric vehicles, aerospace products, and functional materials in the future. And we will focus on developing the major players in their respective industries aforementioned as our customers.

We strive for offering our customers the comprehensive suite of product as below to effectively address the unique and diverse needs of our customers.

Furnace used in firing for lithium battery: At the core of our "throughout value chain" business model is the furnace used in firing for lithium battery, mainly including (1) large atmosphere kun furnace for firing lithium batteries (2) Atmosphere kun furnace for firing lithium batteries(3) Push plate furnace used in ferrite firing. Such furnaces are widely used in manufacturing lithium battery fields. Our customers are expected to be primarily global lithium battery manufacturers.

Lithium compounds: Our lithium compounds are expected to be mainly including (1) battery-grade lithium hydroxide; (2) battery-grade lithium carbonate; (3)lithium nickel cobalt manganate. Such lithium compounds are widely used as lithium battery materials for electric vehicles, portable electronics, as well as in chemical and pharmaceutical fields. Our customers are expected to primarily consist of global battery cathode materials manufacturers, battery suppliers.

Lithium batteries: The Company produces lithium battery. Such batteries are mainly used in electric vehicles, a variety of energy storage equipment and all kinds of consumer electronic devices, such as mobile phones, tablets, and laptops. Meanwhile, we will also proactively carries forward the research, development, production and commercial application of solid-state lithium batteries. As per the electric vehicles, our most important end- users, the monthly sales in China’s electric vehicle market has continued to show a significant year-on-year growth since July 2020. In 2020, the production and sales amounted to 1.366 million and 1.367 million respectively, representing a year-on-year increase of 7.5% and 10.9% respectively, and hitting a record high. With reference to the target of 20% sales of new electric vehicles as mentioned in the Electric Vehicle Industry Development Plan (2021–2035), there still exists broad development space for the electric vehicle industry, and remains high certainty on the long-term growth trend of the electric vehicle industry chain.

Our vertically integrated business model contributes to the constant launches of new products and services, which allows us to solidify the strategic relationships with our customers and end-users.

Development trend of photoelectric display products:

IINX is active in promoting the worldwide application of green energy solutions. We are always pursuing more optimized green energy solutions together with our customers. Recently, we confronted the rapid growth of the new energy industry, however, high and new technology and its relevant accessories still play pivotal roles in the existing industrial chain. In the meantime, we have also chosen a more extensive applied terminal product in new energy industry- the Liquid Crystal Displays (LCD), as an important composition part of our business.

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

LCD-From China’s Perspective

China is one of the largest display panel producers in the world, according to the data provided by China Optics and Optoelectronics Industry Association LCB. Recently, the liquid crystal panels in mainland China reached the top rank in the world in terms of both revenue and output area. China is and has been a big display manufacturing country, however, China is now at a crucial time for change and attempting to evolve from a big country to a powerful display manufacturing country. China is developing out of a “catch up” position into a phase of advance or equal footing with other competing countries and has an opportunity to become an industrial leader in the near future. It is understood that in the past year, there were multiple panel manufacturing lines have been put into production or started construction in China, especially the Gen 10.5/11 panel manufacturing lines and many Gen 6 AMOLED manufacturing lines were under construction, which just brings China closer and closer to the position of being one of, if not the largest production regions for display panels in the world. China has a number of OLED panel lines put into production or expansion. The scale of investment in OLED is expected to reach $30 billion to $50 billion over the next 3-5 years. BOE, CSOT, Visionox, Tianma and many other manufacturers have launched products such as flexible display, full-screen display, special-shaped display and so on, the domestic high-end displays in China are developing rapidly. The capacity of display panels of China is expected to become the first among all the countries in 2022.

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

Distribution Methods of Products

The Company’s products are currently directly shipped from the manufacturers to the distributors and retailers. Marketing and sales departments were established through the Company’s indirect subsidiaries to cope with the growth of the Company. We explore the potential customer bases using internal resources. Currently, we have both the long-term contracts with our customers and manufacture according to the purchase orders received. In the future, we will continue to seek additional channels of distribution for our products to include wholesale stores and mass retailers. The Company plans to focus primarily on distributing its products regionally, starting in Greater China, and will then seek to expand its distribution channels across the U.S. and internationally.

Suppliers of Materials

The elements necessary for our products are and will be sourced from several different suppliers located primarily in China on an order-by-order basis. These materials include ITO coated conductive glasses, liquid crystals, lithium material for battery, integrated circuits and etc. Some of the materials in our products are not readily available in large quantities or are available on a limited basis only. Further, the limited availability of some of these materials could cause significant fluctuations in their costs.

The Company, Baileqi Electronics, Fangguan Electronics, Huixiang Energy and Shijirun acquire materials from the following list of principal suppliers, dependent on availability and price points:

•	Panshi Tengfei Electronics Ltd

•	Shenzhen Yonglitong Electric Technology Ltd

•	Yixing Weifeng Regong Technology Ltd

•	Shenzhen Huachuang Zhongwei Electric Ltd.

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

Employees of the Company

The Company has no significant employees other than our officers and directors. As of June 30, 2021, the Company has no employees, however, our indirect subsidiary Baileqi Electronic has four employees, Lisite Science has three employees, Fangguan Photoelectric has 2 employees, Shijirun has 6 employees, Fangguan Electronics has about 207 employees and Dalian Shizhe New Energy has 6 employees. We intend to increase the size of our management team and hire additional employees in the future to manage the continued growth of our company and to increase our sales force and marketing efforts.

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

Our mailing address in the US is that of our registered agent, at 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas, NV 89169. Our address in China is Rm 608, Block B, Times Square, No. 50 People Road Zhongshan District, Dalian City, Liaoning Province, China.

Lisite Science，one of our subsidiaries’leases office and warehouse space from Keenest, a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2021.On July 20, 2021, Lisite Science further extended the lease with Keenest for one more year until July 20, 2022 with annual rent of approximately $295 (RMB2,000).

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

Fiscal Quarter	High	Low
First Quarter (Jul. 1, 2018– Sept. 30, 2018)	$2.50	$1.75
Second Quarter (Oct. 1, 2018 – Dec. 31, 2018)	2.47	2.05
Third Quarter (Jan. 1, 2019– Mar. 31, 2019)	3.00	2.50
Fourth Quarter (Apr. 1, 2019– Jun. 30, 2019)	2.70	2.11

First Quarter (Jul. 1, 2019– Sept. 30, 2019)	$2.00	$1.70
Second Quarter (Oct. 1, 2019– Dec. 31, 2019)	1.93	$1.33
Third Quarter (Jan. 1, 2020 – Mar. 31, 2020)	1.85	$0.95
Fourth Quarter (Apr. 1, 2020 – Jun. 30, 2020)	1.91	$0.975

First Quarter (Jul. 1, 2020– Sept. 30, 2020)	$0.975	$0.045
Second Quarter (Oct. 1, 2020– Dec. 31, 2020)	0.18	0.02
Third Quarter (Jan. 1, 2021– Mar. 31, 2021)	0.403	0.11
Fourth Quarter (Apr. 1, 2021 – Jun. 30, 2021)	0.301	0.40

Record Holders

As of June 30, 2021, the approximate number of registered holders of our common stock was 214. As of June 30, 2021, there were 164,041,058 shares of common stock issued and outstanding and there were 5,000,000 shares of preferred stock issued and outstanding. There were no shares of common stock subject to outstanding warrants, and there were no shares of common stock subject to outstanding stock options.

Dividends

On November 30, 2015, the Company’s board of directors and majority of its shareholders approved a 3:1 forward stock split which increased the Company’s issued and outstanding shares of common stock from 33,001,000 to 99,003,000 (the “Forward Split”). The Forward Split was approved by FINRA and took effect on the market on February 4, 2016. The Forward Split shares were payable upon surrender of certificates to the Company’s transfer agent.

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

On July 8, 2021, the Company issued 300,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) to FirstFire Global Opportunities Fund, LLC related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date.

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

Results of Operation for the Years Ended June 30, 2021 and 2020

Calendar year 2020 and the first half of 2021 was challenging and disruptive for the world, with the COVID-19 pandemic adding to the headwind of an already challenging global economy. Almost no industry was unaffected by the pandemic. The unprecedentedly adverse global operating environment had a major impact on our business and reversed the Company's continuous growth.

The operations of the Company During the year ended June 30, 2021 experienced some minor delays and were adversely affected by the COVID-19 travel restrictions and lockdowns implemented nationwide. Decreases in revenue and operating profits during the year ended June 30, 2021 were a result of the unprecedented adverse market condition caused by the outbreak of COVID-19 pandemic since January 2020.

During the year ended June 30, 2021, the significant decrease in sales revenue is mainly attributable to the adverse impact of COVID-19 in various ways, from the continuous weakening demand in the PRC consumer market and continuous competition from other brands against the goods which the Company has been trading coupled with the unfavorable and ongoing adverse trading environment and the disruptions caused by COVID-19, limitation of marketing efforts, disruptions of product delivery to the Company’s customers due to certain customers 's reducing their budgets or delaying their procurement plans, leading to a decrease in the new orders placed with the Company. The Company believes that such effect is temporary and will not have major impact on the long-term performance of the Company.

During the year ended June 30, 2021, the gross profit decreases were mainly attributable to: (1) the drop in production volume of the Company as a result of the adverse impact of the COVID-19; (2) in certain areas in Northeast of China, the PRC government, as a preventive measure in response to the COVID-19, had implemented the movement control order which involved prohibition of movement of people which adversely affected the Company’s supply chain in raw materials. And the poor market sentiment has led to the significant drop in demand and selling prices of the Company’s products, while the prices of glass, which is the raw material for the Company's production, have increased substantially due to tightened supply of glass from the supply chain reform in the PRC; and (3) in addition to the economic contraction caused by prolonged outbreak of COVID-19, the fact that Changchun City where Fangguan Electronics was located had endured dozens of blizzards in November and December 2020, also led to the slow-down of the businesses of the Company.

Nevertheless, the Company survived and thrived against all odds: besides carrying out a more stringent cost control through the Company’s persistent effort in cost reduction, the Company implemented the workplace safety measures as per government guidelines, including work from home arrangements whenever appropriate, and protected the client relationships by maintaining communication and working with them to deal with the delaying or canceling orders. With the gradual stabilization of the domestic photoelectric display industry, the Company would anticipate a steady increase in the sales of LCM and LCD.

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

During the first half of calendar year 2021, the anticipated recovery in the economy of PRC realized gradually while the negative impact of COVID-19 remains. The Company maintains optimistic cautious and is paying close attention to the evolving development of, and the disruption to business and economic activities caused by the COVID-19 outbreak and evaluates its impact on the financial position, cash flows and operating results of the Company. Given the dynamic nature of the COVID-19 outbreak, it is not practicable to provide a reasonable estimate of its impacts on the Company’s financial position, cash flows and operating results at the present.

Revenues

During the year ended June 30, 2021, COVID-19 continued to affect the operational and financial performance of the Company. However, the gradual recovery of revenue that was ever expected previously already realized.

During the year ended June 30, 2021 and 2020, total revenues were $14,328,326 and $20,599,228 respectively. The total revenues decreased by $6,270,902 or 30% from the year ended June 30, 2020 to the year ended June 30, 2021.

Among the significant decrease of $6,270,902 in total revenues for the year ended June 30, 2021, the decrease of $3,998,841 came from the decrease in revenue of Fangguan Electronics which was acquired on December 27, 2018 The decrease during the year ended June 30, 2021 can be directly attributed to the fact that in certain cities and provinces the continuous outbreak of COVID-19 induced the numerous shutdowns and commercial activities suspensions which have made the significantly adverse effects on the business of the Company. In addition, the decrease in total revenues during the year ended June 30, 2021 was partially attributed to the decreases of $2,374,200 in service contract and smart energy segments as compared with the year ended June 30, 2020.as under the negative impact of COVID-19 on service contract business, none of any new contracts were signed while majority of the existing contracts in this business segment had been completed.

The decrease in total revenues during the year ended June 30, 2021 was partially offset by the increase in revenues of $1,084,083 sourced from lithium battery - related business which was the new business segment established by the Company in 2021.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the year ended June 30, 2021 and 2020, the total cost of revenues was $12,050,402 and $17,506,433 respectively. The total cost of revenues decreased by $5,456,031 or 31% from the year ended June 30, 2020 to the year ended June 30, 2021.

Among the significant decrease of $5,456,031 in total cost of revenues for the year ended June 30, 2021, the decrease of $3,649,199 came from the decrease in cost of revenue of Fangguan Electronics which was acquired on December 27, 2018. In addition, the decrease in total cost of revenues during the year ended June 30, 2021 was partially attributed to the decreases of $2,065,078 in cost of revenue of service contract and smart energy segments as compared with the year ended June 30, 2020.

The decrease in cost of revenues can be directly attributed to the decrease of revenues.

The decrease in total cost of revenues during the year ended June 30, 2021 was partially offset by the increase in cost of revenues of $982,814 sourced from lithium battery - related business which was the new business segment established by the Company in 2021.

Gross Profit

During the year ended June 30, 2021 and 2020, the gross profit was $2,277,924 and $3,092,795, respectively.

The gross profit decreased by 26% from the year ended June 30, 2020 to the year ended June 30, 2021. Our gross profit margin maintained stable as it was 15.9% during the year ended June 30, 2021 as compared to 15.0% for the year ended June 30, 2020.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the year ended June 30, 2021 and 2020, selling, general and administrative expenses were $1,372,589 and $1,937,054 respectively.

The decrease in selling, general and administrative expenses can be attributed to the stricter cost control during the year ended June 30, 2021.

Research and Development Expenses

Our research and development expenses are mainly comprised of payroll expenses of research staff, costs of materials used for research and other miscellaneous expenses.

During the year ended June 30, 2021 and 2020, research and development expenses were $598,338 and $805,570 respectively. All research and development expenses were incurred by Fangguan Electronics (a variable interest entity of the Company since December 27, 2018).

The decrease in research and development expenses during the year ended June 30, 2021 can be attributed to the decrease of materials expenditures used for research during the year ended June 30, 2021.

Other Incomes (Expenses)

Other expenses consisted of interest expense, net of interest income. Other incomes consisted primarily of subsidy income and gain on extinguishment of debt, net of loss on extinguishment of debt. Change in fair value of derivative liability was an expense for the year ended June 30, 2021 and an income for the year ended June 30, 2020.

During the year ended June 30, 2021 and 2020, other incomes (expenses) were $(731,080) and $(455,040) respectively. The other expenses increased by $276,040 or 61% from the year ended June 30, 2020 to the year ended June 30, 2021.

The difference of interest expense was mainly due to the decrease of debt discount as the convertible notes either approached the maturity date or were settled during the year ended June 30, 2021 as compared with the corresponding period of 2020.

The subsidy income was government subsidies received by Fangguan Electronics and Baileqi Electronic during the year ended June 30, 2021 and 2020.

The change in fair value of derivative liability can be attributed to the fact that stock price of the Company were more volatile during the year ended June 30, 2021 as compared with corresponding period of 2020.

The gain on extinguishment of debt of $202,588 during the year ended June 30, 2021 can be primarily attributed to the gain of $459,227 from settlement of four convertible notes (including warrants and all accrued and unpaid interests), offset by loss of $256,639 from the conversion of convertible notes to 9,470,630 common shares in the principal amount of $273,200 for the year ended June 30, 2021. The loss on extinguishment of debt can be attributed to the conversion of convertible notes in the principal amount of $170,516 during the year ended June 30, 2020.

Net Income (Loss)

During the year ended June 30, 2021 and 2020, our net income (loss) was $(406,607) and $(277,668), respectively. The total net loss increased by $128,939 or 46% from the year ended June 30, 2020 to the year ended June 30, 2021.

The significant increase in net loss from the year ended June 30, 2020 to the year ended June 30, 2021 is primarily attributed to: (1) a decrease in the Company’s revenue by approximately 30% resulting from the disruption of the Company’s business operations caused by the COVID-19; (2) a significant increase in non-recurring other expenses such as change in fair value of derivative liability; and offset by (3) a decrease in the Company’s operating expenses by approximately 28% resulting from cost saving measures including the reduction in salary, rent and R&D expenditures etc. Excluding the aforementioned non-recurring change in fair value of derivative liability, the increase (decrease) of the net income from the year ended June 30, 2020 to the year ended June 30, 2021 would be changed from ($ 0.1) million into approximately $0.7 million instead.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the year ended June 30, 2021, net cash used in operating activities was $578,073 compared to the cash provided by operating activities of $936,479 for the year ended June 30, 2020. The change was mainly due to a decrease of $128,939 in net income and an increase of $1,496,437 in cash outflow from changes in operating assets and liabilities in the year ended June 30, 2021 compared to the year ended June 30, 2020.

Cash Flow from Investing Activities

During the year ended June 30, 2021, net cash used in investing activities was $189,974 compared to net cash provided by investing activities of $50,492 during the year ended June 30, 2020. The change was primarily due to the fact that there were proceeds from sale of equipment at the amount of $244,189 during the year ended June 30, 2020 while proceeds from sale of equipment was merely $15,687 during the year ended June 30, 2021.

Cash Flow from Financing Activities

During the year ended June 30, 2021, cash provided by financing activities was $38,557 compared to net cash used in financing activities of $190,591 during the year ended June 30, 2020. The change was primarily due to the further advances from the major shareholders of the Company, the proceeds from issuance of promissory notes ,and the proceeds from issuance of common stock for private placement during the year ended June 30, 2021.

As of June 30, 2021, we have a working capital of $3,009,020.

Our total current liabilities as of June 30, 2021 were $9,886,398 and mainly consisted of $904,832 for short-term bank loans, $4,942,881 in accounts payable, the amount due to related parties of $3,053,818 advance from customers of $334,101 and the self-amortized promissory notes of $533,316. The Company’s major shareholder is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	2021	2020
Balance sheet items, except for equity accounts	6.4601	7.0795
Items in statements of comprehensive income (loss) and cash flows	6.7698	7.0307

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

IONIX TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Stockholders and Board of Directors of

Ionix Technology, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ionix Technology, Inc. and subsidiaries ("the Company") as of June 30, 2021 and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the year ended June 30, 2021 and related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Derivative Liabilities for Conversion Features in Convertible Debt

Description of the Matter: At June 30, 2021, the Company’s derivative liability was $nil. As described in Note 2 to the consolidated financial statements, the Company records a derivative liability for embedded conversion features by performing a valuation of the conversion features using the Black-Scholes model. The use of the Black-Scholes model requires the Company to determine appropriate inputs to put into the model. Auditing the valuation of the derivative liability requires testing and analysis of the underlying estimates and assumptions the Company used as inputs in the Black-Scholes model.

How We Addressed the Matter: Our audit procedures consisted of testing the key inputs that were used in the Black-Scholes model by calculating our own internal valuation of the derivative liability and comparing to what was recorded by the Company.

/s/ TAAD, LLP.

We have served as the Company's auditor since 2021.

Diamond Bar, California

September 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Ionix Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ionix Technology, Inc. and subsidiaries ("the Company") as of June 30, 2020, and the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for the year ended June 30, 2020 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company's auditor since 2018.

Hackensack, New Jersey

September 29, 2020

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$731,819	$1,285,373
Notes receivable	76,743	125,798
Accounts receivable	4,936,974	3,273,141
Inventory	5,454,371	3,263,850
Advances to suppliers - non-related parties	782,481	540,259
- related parties	434,200	357,577
Prepaid expenses and other current assets	478,830	320,296
Total Current Assets	12,895,418	9,166,294

Property, plant and equipment, net	6,792,315	6,573,937
Intangible assets, net	1,508,583	1,424,404
Long-term prepaid expenses	491,015	0
Deferred tax assets	50,105	20,743
Total Assets	$21,737,436	$17,185,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$904,832	$2,034,735
Accounts payable	4,942,881	2,637,792
Advance from customers	334,101	43,077
Promissory notes payable, net of debt discount and loan cost	533,316	0
Convertible notes payable, net of debt discount and loan cost	0	514,390
Derivative liability	0	276,266
Due to related parties	3,053,818	1,716,919
Accrued expenses and other current liabilities	117,450	359,577
Total Current Liabilities	9,886,398	7,582,756
Total Liabilities	9,886,398	7,582,756

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 395,000,000 and 195,000,000 shares authorized as of June 30, 2021 and 2020 respectively, 164,041,058 and 114,174,265 shares issued and outstanding as of June 30, 2021 and 2020 respectively	16,404	11,417
Additional paid in capital	10,786,792	9,243,557
Retained earnings (accumulated deficit)	(144,409)	262,198
Accumulated other comprehensive income (loss)	749,790	(357,011)
Total Stockholders' Equity attributable to the Company	11,409,077	9,160,661
Noncontrolling interest	441,961	441,961
Total Stockholders’ Equity	11,851,038	9,602,622
Total Liabilities and Stockholders’ Equity	$21,737,436	$17,185,378

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2021	2020

Revenues (See Note 2 and Note 10 for related party amounts)	$14,328,326	$20,599,228

Cost of Revenues (See Note 10 for related party amounts)	12,050,402	17,506,433

Gross profit	2,277,924	3,092,795

Operating expenses
Selling, general and administrative expense	1,372,589	1,937,054
Research and development expense	598,338	805,570
Total operating expenses	1,970,927	2,742,624

Income (loss) from operations	306,997	350,171

Other income (expense):
Interest expense, net of interest income	(346,404)	(666,976)
Subsidy income	60,368	105,995
Change in fair value of derivative liability	(647,632)	151,899
Gain (loss) on extinguishment of debt	202,588	(45,958)
Total other income (expense)	(731,080)	(455,040)

Income (loss) before income tax expense (benefit)	(424,083)	(104,869)
Income tax expense (benefit)	(17,476)	172,799
Net income (loss)	(406,607)	(277,668)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,106,801	(311,171)
Comprehensive income (loss)	700,194	(588,839)
Less: Comprehensive income attributable to noncontrolling interest	0	0
Comprehensive income (loss) attributable to common stockholders of the Company	$700,194	$(588,839)

Earnings (Loss) Per Share - Basic	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic	138,654,876	114,077,157

Earnings (Loss) Per Share - Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Diluted	138,336,691	113,928,477

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2020	5,000,000	$500	114,174,265	$11,417	$9,243,557	$262,198	$(357,011)	$441,961	$9,602,622

Issuance of common stock for conversion of convertible notes	0	0	9,470,630	947	846,197	0	0	0	847,144

Issuance of common stock for exercise of warrants	0	0	1,500,000	150	66,878	0	0	0	67,028

Issuance of common stock as commitment shares for promissory note	0	0	3,026,164	303	154,910	0	0	0	155,213

Issuance of common stock for private placement	0	0	35,869,999	3,587	534,413	0	0	0	538,000

Settlement of warrants in relation to extinguishment of debt	0	0	0	0	(59,163)	0	0	0	(59,163)

Net income (loss)	0	0	0	0	0	(406,607)	0	0	(406,607)

Foreign currency translation adjustment	0	0	0	0	0	0	1,106,801	0	1,106,801

Balance at June 30, 2021	5,000,000	$500	164,041,058	$16,404	$10,786,792	$(144,409)	$749,790	$441,961	$11,851,038

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2019	5,000,000	$500	114,003,000	$11,400	$8,829,487	$539,866	$(45,840)	$441,961	$9,777,374

Stock warrants issued with convertible notes	0	0	0	0	147,492	0	0	0	147,492

Issuance of common stock for advisory services	0	0	75,000	7	131,243	0	0	0	131,250

Issuance of common stock for conversion of convertible notes	0	0	96,265	10	135,335	0	0	0	135,345

Net loss	0	0	0	0	0	(277,668)	0	0	(277,668)

Foreign currency translation adjustment	0	0	0	0	0	0	(311,171)	0	(311,171)

Balance at June 30, 2020	5,000,000	$500	114,174,265	$11,417	$9,243,557	$262,198	$(357,011)	$441,961	$9,602,622

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(406,607)	$(277,668)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	706,896	752,251
Deferred taxes	(26,121)	32,268
Stock compensation for advisory services	0	131,250
Change in fair value of derivative liability	647,632	(151,899)
Loss (gain) on extinguishment of debt	(202,588)	45,958
Non-cash interest	253,863	500,675
Gain on disposal of property and equipment	(9,724)	(51,369)
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	(1,288,243)	262,427
Accounts receivable - related parties	383,031	332,483
Inventory	(1,791,686)	17,664
Advances to suppliers - non-related parties	(181,710)	(417,459)
Advances to suppliers - related parties	(40,401)	(96,541)
Prepaid expenses and other current assets	(590,529)	(59,004)
Accounts payable	1,958,294	(15,600)
Advance from customers	273,770	(68,248)
Accrued expenses and other current liabilities	(263,950)	(709)
Net cash provided by (used in) operating activities	(578,073)	936,479

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(203,308)	(193,697)
Acquisition of intangible assets	(2,353)	0
Proceeds received from sale of equipment	15,687	244,189
Net cash provided by (used in) investing activities	(189,974)	50,492

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	58,322	(9,156)
Proceeds from bank loans	(2,034,735)	2,760,036
Repayment of bank loans	770,355	(3,271,381)
Proceeds from issuance of convertible notes payable	0	722,190
Proceeds from issuance of promissory notes	508,918	0
Proceeds from issuance of common stock for private placement	538,000	0
Repayment of convertible notes payable	(537,922)	(46,374)
Proceeds from (repayment of) loans from related parties	735,619	(345,816)
Net cash provided by (used in) financing activities	38,557	(190,501)

Effect of exchange rate changes on cash	175,936	(20,712)

Net increase (decrease) in cash and cash equivalents	(553,554)	775,758

Cash and cash equivalents, beginning of year	1,285,373	509,615

Cash and cash equivalents, end of year	$731,819	$1,285,373

Supplemental disclosure of cash flow information
Cash paid for income tax	$14,483	$170,543
Cash paid for interests	$66,820	$140,330

Non-cash investing and financing activities
Issuance of common stock for conversion of convertible notes	$847,144	$135,345
Issuance of 1,500,000 shares of common stock for exercise of warrants	$67,028	$0
Issuance of 3,026,164 shares of common stock as commitment shares for promissory note	$155,213	$0
Issuance of common stock for advisory services	$0	$131,250

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

NOTE 1 - NATURE OF OPERATIONS

Ionix Technology, Inc. (the “Company” or “Ionix”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. By and through its wholly owned subsidiaries and an entity controlled through VIE agreements in China, the Company sells the high-end intelligent electronic equipment, which includes the furnace used in firing for lithium battery , the lithium battery packs,the portable power banks for electronic devices, LCM and LCD screens and provides IT and solution-oriented services in China.

New subsidiaries

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

On March 30, 2021, the Board of Directors of Ionix Technology, Inc. approved and ratified the incorporation of Huixiang Energy Technology (Suzhou) Co., Ltd. (“Huixiang Energy”), a limited liability company formed under the laws of the Peoples Republic of China (PRC) on March 18, 2021. Well Best is the sole shareholder of Huixiang Energy. As a result, Huixiang Energy is an indirect, wholly-owned subsidiary of the Company. Huixiang Energy conducts research and development of next generation advanced battery technologies, manufacture and sales of relevant battery products, including the solid-state rechargeable lithium ion battery for next generation energy storage systems. Huixiang Energy also on the operation of battery packs, battery systems and electric vehicles sharing business with its own internet sharing platform relating to the electric vehicles (online EV hailing services) and its relevant batteries and battery systems. Huixiang Energy will operate in Suzhou City, Jiangsu Province, China.

Authorized share increase

On May 6, 2021, the Board of Directors and the holders of the majority of issued and outstanding voting securities of the Company approved an amendment (the “Amendment”) to our Articles of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 400,000,000 shares consisting of: (i) 395,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”); and (ii) 5,000,000 shares of preferred stock par value $0.0001 per share (“Preferred Stock”) (the “Authorized Share Increase”) and related Certificate of Amendment to Articles of Incorporation. The approval was made in accordance with Sections 78.320 and 78.390 of the Nevada Revised Statues, which provide that a corporation’s articles may be amended by written consent of the stockholders representing at least a majority of the voting power. The Amendment was filed with the Nevada Secretary of State on June 7, 2021.

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

NOTE 2– BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of Ionix, its wholly owned subsidiaries and an entity which the Company controls 95.14% and receives 100% of net income or net loss through VIE agreements. All significant inter-company balances and transactions have been eliminated upon consolidation.

The subsidiaries of ionix are as follows:

Well Best International Investment Limited

Welly Surplus International Limite

Shijirun (Yixing) Technology Co., Ltd

Huixiang Energy Technology (Suzhou) Co., Ltd

Changchun Fangguan Photoelectric Display Technology Co. Ltd

Dalian Shizhe New Energy Technology Co., Ltd

Shenzhen Baileqi Electronic Technology Co., Ltd

Lisite Science Technology (Shenzhen) Co., Ltd

Changchun Fangguan Electronics Technology Co., Ltd(VIE)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions may be taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and June 30, 2020, the Company has accounts receivable balance from non-related party of $4,936,974 and $3,273,141, net of allowance for doubtful accounts of $152,995 and $139,609, respectively. No bad debt expense was recorded during the year ended June 30, 2021 and 2020.

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

The following tables disaggregate our revenue by major source for the year ended June 30, 2021 and 2020, respectively:

	For the Year Ended June 30,
	2021	2020
Sales of LCM and LCD screens - Non-related parties	$13,203,190	$17,470,966
Sales of LCM and LCD screens - Related parties	0	713,008
Sales of batteries and battery-related equipments	1,084,082	0
Sales of portable power banks	0	1,709,799
Service contracts	41,054	705,455
Total	$14,328,326	$20,599,228

All the operating entities of the Company are domiciled in the PRC. All the Company’s revenues are derived in the PRC during the year ended June 30, 2021 and 2020.

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

As of June 30, 2021 and June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

The new standard has no material effect on our consolidated financial statements as the Company does not have a lease with a term longer than 12 months as of June 30, 2021 (See Note 5).

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

The reconciliation of our basic to diluted weighted average common shares follows:

	For the Years Ended June 30
	2021	2020

Basic weighted average common shares	138,654,876	114,077,157
Effect of potentially dilutive securities
- Warrants	(318,185)	(148,680)
- Convertible notes	0	0
Diluted weighted average common shares	138,336,691	113,928,477

 During the year ended June 30, 2021,the Company had outstanding convertible notes and warrants which represent 1,096,705 shares of commons stock respectively. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2021	June 30, 2020

Balance sheet items, except for equity accounts	6.4601	7.0795

	Year Ended June 30,
	2021	2020

Items in statements of comprehensive income (loss) and cash flows	6.7698	7.0307

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

NOTE 3 - VARIABLE INTEREST ENTITY

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

	Balance as of June 30, 2021	Balance as of June 30, 2020
Cash and cash equivalents	$702,979	$1,266,426
Notes receivable	76,743	125,798
Accounts receivable - non-related parties	3,638,354	3,069,629
Inventory	4,899,831	2,639,839
Advances to suppliers - non-related parties	749,975	530,670
Prepaid expenses and other current assets	62,251	58,103
Total Current Assets	10,130,133	7,690,465

Property, plant and equipment, net	6,787,525	6,568,874
Intangible assets, net	1, 508,583	1,424,404
Deferred tax assets	50,105	20,743
Total Assets	$18,476,346	$15,704,486

Short-term bank loan	$904,832	$2,034,735
Accounts payable	3,960,792	2,637,792
Advance from customers	150,110	27,501
Due to related parties	2,349,518	1,407,145
Accrued expenses and other current liabilities	49,968	61,856
Total Current Liabilities	7,415,220	6,169,029
Total Liabilities	$7,415,220	$6,169,029

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	June 30, 2021	June 30, 2020
Raw materials	$1,314,020	$666,981
Work-in-process	3,367,716	500,331
Finished goods	772,635	2,096,538
Total Inventories	$5,454,371	$3,263,850

The Company recorded no inventory markdown for the years ended June 30, 2021 and 2020.

NOTE 5- OPERATING LEASE

For the year ended June 30, 2021, the Company had two real estate operating leases for office and warehouse under the terms of one year. For the year ended June 30, 2020, the Company had three real estate operating leases for office, warehouses, manufacturing facilities and two boat operating leases under the terms from four months to three years.

Lisite Science Technology (Shenzhen) Co., Ltd ("Lisite Science") leases office and warehouse space from Shenzhen Keenest Technology Co., Ltd. (“Keenest”), a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020. On July 20, 2020, Lisite Science further extended the lease with Keenest for one more year until July 20, 2021 with annual rent of approximately $1,500 (RMB10,000). (See Note 10).On July 20, 2021, Lisite Science further extended the lease with Keenest for one more year until July 20, 2022 with annual rent of approximately $295 (RMB2,000).

Shenzhen Baileqi Electronic Technology Co., Ltd. ("Baileqi Electronic") leases office and warehouse space from Shenzhen Baileqi Science and Technology Co., Ltd. (“Shenzhen Baileqi S&T”), a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2020. On June 5, 2020, Baileqi Electronic extended the lease with Shenzhen Baileqi S&T for one more year until May 31, 2021 with monthly rent of approximately $2,500 (RMB17,525). (See Note 10).This lease was not extended when it expired in May 2021.

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	June 30, 2021	June 30, 2020

Buildings	$5,073,335	$4,601,685
Machinery and equipment	3,216,474	2,822,686
Office equipment	75,374	67,091
Automobiles	173,090	98,848
Subtotal	8,538,273	7,590,310
Less: Accumulated depreciation	(1,745,958)	(1,016,373)
Property, plant and equipment, net	$6,792,315	$6,573,937

Depreciation expense related to property, plant and equipment was $676,191 and $723,346 for the year ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and June 30, 2020, buildings were pledged as collateral for bank loans (See Note 8).

NOTE 7– INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2021	June 30, 2020

Land use right	$1,580,761	$1,442,456
Computer software	29,905	25,039
Subtotal	1,610,666	1,467,495
Less: Accumulated amortization	(102,083)	(43,091)
Intangible assets, net	$1,508,583	$1,424,404

Amortization expense related to intangible assets was $30,705 and $28,905 for the year ended June 30, 2021 and 2020, respectively.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of June 30, 2021 and June 30, 2020, land use right was pledged as collateral for bank loans (See Note 8).

NOTE 8 – SHORT-TERM BANK LOAN

The Company’s short-term bank loans consist of the following:

		June 30, 2021	June 30, 2020
Loan payable to Industrial Bank, due November 2020	(1)	$0	$1,836,288
Loan payable to Industrial Bank, due May 2021	(2)	0	154,353
Loan payable to Industrial Bank, due June 2021	(2)	0	44,094
Loan payable to Industrial Bank, due August 2021	(3)	556,508	0
Loan payable to Industrial Bank, due October2021	(4)	348,324	0
Total		$904,832	$2,034,735

(1)	On November 19, 2019, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$2.7 million (RMB 18 million) for a year until November 18, 2020 with annual interest rate of 5.22%. The borrowing was collateralized by the Company’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. On May 20, 2020, Fangguan Electronics partially repaid this bank loan of approximately US$760,000 (RMB5,000,000). On August 28, 2020 and September 21, 2020, Fangguan Electronics further partially repaid this bank loan of approximately US$457,000 (RMB3,000,000) and US$760,000 (RMB5,000,000) respectively. On November 18, 2020, Fangguan Electronics repaid the remaining balance in full of this bank loan of approximately US$760,000 (RMB5,000,000).

(2)	During May and Jun 2020, Fangguan Electronics issued two one-year commercial acceptance bills with amounts of approximately US$166,000 (RMB1,092,743) and US$48,000 (RMB312,161) and maturity dates at May 21, 2021 and June 11, 2021 respectively. On May 22, 2020 and June 16, 2020, the two commercial acceptance bills were discounted with Industrial Bank at an interest rate of 3.85% and the balance of the two commercial acceptance bills converted to bank loans with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the aforementioned RMB18 million loan under the same bank. In May and June 2021, Fangguan Electronics repaid the commercial acceptance bill of approximately US$166,000(RMB1,092,743) and US$48,000 (RMB312,161) in full upon maturity respectively.

(3)	During August 2020, Fangguan Electronics issued a one-year commercial acceptance bill with amount of approximately US$556,508 (RMB3,595,096) and maturity date at August 6, 2021. On August 31, 2021, the amount has been repaid in full. During September 2020, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$464,389 (RMB3,000,000) and maturity date at March 9, 2021. On August 11, 2020 and September 10, 2020, the two commercial acceptance bills were discounted with Industrial Bank at an interest rate of 3.80% and the balance of the two commercial acceptance bills converted to bank loans with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the above RMB18 million loan under the same bank. In March 2021, Fangguan Electronics repaid the commercial acceptance bill of approximately US$464,389 (RMB3,000,000) in full upon maturity.

(4)	During April 2021, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$348,324(RMB2,250,212) and maturity date at October 13, 2021. On April 13, 2021, the commercial acceptance bill was discounted with Industrial Bank at an interest rate of 3.85% and the balance of the commercial acceptance bill converted to bank loan with Industrial Bank based on a mutual agreement from both parties. This loan was also secured by the same collateral as the above RMB18 million loan under the same bank.

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

Stock Issued for Conversion of Convertible Debt

During the year ended June 30, 2021, the Company issued a total of 9,470,630 shares of common stock for the conversion of debt in the principal amount of $273,200 together with all accrued and unpaid interest, according to the conditions of the convertible notes. All these conversions resulted in a total gain on extinguishment of debt of $202,588 for the year ended June 30, 2021. The remaining principal balance due under convertible notes after these conversions and other debt settlements (See Note 13) is zero.

During the year ended June 30, 2020, the Company issued a total of 96,265 shares of common stock for the conversion of debt in the principal amount of $67,615.6 together with all accrued and unpaid interest, according to the conditions of the convertible notes. All these conversions resulted in a total loss on extinguishment of debt of $41,255 for the year ended June 30, 2020.

Stock Issued for Exercise of Warrants

On December 21, 2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the exercise of warrants in full, according to the conditions of the convertible note dated as September 11, 2019. The exercise of warrants resulted in a loss of $67,028 for the Year ended June 30, 2021. (See Note 13)

Stock Issued for Private Placement

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

On December 31, 2020, the Company issued 447,762 shares of common stock (the “First Commitment Shares”) and 1,119,402 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $68,060 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par for the year ended June 30, 2021. (See Note 14)

On March 10, 2021, the Company issued a self-amortization promissory note to Labrys Fund, L.P in the aggregate principal amount of $500,000. The promissory note is due on or before March 10, 2022 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 6,562,500 shares of its common stock for issuance if any debt is converted.

On March 10, 2021, the Company issued 417,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $87,153 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par for the year ended June 30, 2021. (See Note 14)

NOTE 10 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the year ended June 30, 2021, the Company did not purchase from any related party.

During the year ended June 30, 2020, the Company purchased $1,630,684 and $37,393 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.3% and 0.7% respectively of the Company’s outstanding common stock. The amounts of $1,630,684 (Lisite Science) and $37,393 (Baileqi Electronic) were included in the cost of Revenue for the year ended June 30, 2020.

Advances to suppliers - related parties

Lisite Science made advances of $434,200 and $357,577 to Keenest for future purchases as of June 30, 2021 and June 30, 2020, respectively.

Sales to related party

During the year ended June 30, 2021 and 2020, Baileqi Electronic sold materials of $0 and $713,008 respectively to Shenzhen Baileqi S&T.

Lease from related party

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020. On July 20, 2020, Lisite Science further extended the lease with Keenest for one more year until July 20, 2021 with annual rent of approximately $1,500 (RMB10,000). (See Note 5). On July 20, 2021, Lisite Science further extended the lease with Keenest for one more year until July 20, 2022 with annual rent of approximately $295 (RMB2,000).

Baileqi Electronic leases office and warehouse space from Shenzhen Baileqi S&T, a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2020. On June 5, 2020, Baileqi Electronic further extended the lease with Shenzhen Baileqi S&T for one more year until May 31, 2021 with monthly rent of approximately $2,500 (RMB17,525). (See Note 5). This lease was not extended when it expired in May 2021.

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

			June 30, 2021	June 30, 2020

Ben Wong	(1)		$143,792	$143,792
Yubao Liu	(2)		352,236	102,938
Xin Sui	(3)		2,016	2,016
Baozhen Deng	(4)		45,276	9,437
Jialin Liang	(6)	(11)	1,844,857	901,460
Xuemei Jiang	(7)	(10)	554,171	505,685
Shikui Zhang	(8)		58,961	28,528
Biao Shang	(5)		19,804	0
Changyong Yang	(9)		32,705	23,063
			$3,053,818	$1,716,919

(1)	Ben Wong was the former controlling shareholder (before April 20, 2017) of Shinning Glory, which holds majority shares in the Company.

(2)	Yubao Liu has been the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in the Company. He also serves as director of the Company.

(3)	Xin Sui serves as director of Welly Surplus.

(4)	Baozhen Deng is a stockholder of the Company, who owns approximately 0.7% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5)	Biao Shang is a stockholder of the Company and serves as director of Fangguan Photoelectric.

(6)	Jialin Liang is a stockholder of the Company, serves as the president, CEO, and director of Fangguan Electronics and director of the Company.

(7)	Xuemei Jiang is a stockholder of the Company and serves as director of both Fangguan Electronics and the Company.

(8)	Shikui Zhang is a stockholder of the Company and serves as the general manager of Shizhe New Energy since May 2019.

(9)	Changyong Yang is a stockholder of the Company,who owns approximately 1.3% of the Company’s outstanding common stock,and the owner of Keenest.

(10)	The liability represents the advances to Fangguan Electronics by Xuemei Jiang at the acquisition date of Fangguan Electronics (December 27, 2018). Thereafter Ms.Jiang neither made any further advance nor was refunded.

(11)	At the acquisition date of Fangguan Electronics (December 27, 2018), the advances to Fangguan Electronics by Jialin Liang amounted to be approximately $5.8 million (RMB39,581,883), among which approximately $4.4 million (RMB30,000,000) was used for debt for equity swap by Mr.Liang during the capital increase of Fangguan Electronics occurred in March 2019. Thereafter Mr.Liang continued making advances to Fangguan Electronics.

During the year ended June 30, 2021, after netting off the refund by Fangguan Electronics, Mr Liang 's advance to Fangguan amounted to $983,397, among which $464,000 (RMB 3 million) was the proceeds from a one -year term bank loan that Mr.Liang borrowed in his own name . The loan is guaranteeed by Fangguan Electronics and can solely be used for supplementing the working capital of Fangguan Electronics. Mr. Liang himself bears the interest at 3.85% annually.

During the year ended June 30, 2021, Shenzhen Baileqi S&T paid back Baileqi Electronic directly for the amount of $383,031 (RMB2,474,417). Therefore the equivalent amount of due to Yubao Liu previously offered by Mr.Liu to settle the liability on behalf of Baileqi S&T, was reversed to the current account with Mr.Liu. Considering this reversal,and setting off the further advance by Mr Liu, the net refund to Mr Liu was approximately $133,733 during  the year ended June 30, 2021.

During the year ended June 30, 2021, Baozhen Deng advanced $35,839 to Baileqi Electronic. Shikui Zhang advanced approximately $30,433 to Shizhe New Energy. Changyong Yang, a stockholder of the Company, advanced approximately $9,642 to Lisite Science. Biao Shang advanced $19,804 to Fangguan Photoelectric.

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

NOTE 11– CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Company’s revenues (goods sold and services) and its outstanding balance of accounts receivable are presented as follows:

	For the Year Ended June 30, 2021		As of June 30, 2021
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$2,323,869	16%	$0	0%
Customer B	1,931,936	14%	0	0%
Customer C	1,488,695	10%	0	0%
Total	$5,744,500	40%	$0	0%

	For the Year Ended June 30, 2020		As of June 30, 2020

	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$3,235,320	16%	$648,786	20%
Customer B	2,168,387	11%	0	0%
Total	$5,403,707	27%	$648,786	20%

Primarily all customers are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Company’s total purchases (materials and services) and its outstanding balance of accounts payable are presented as follows:

	For the Year Ended June 30, 2021		As of June 30, 2021
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$1,786,674	18%	$55,820	1%
Supplier B	1,151,483	12%	537,335	11%
Total	$2,938,157	30%	$593,155	12%

	For the Year Ended June 30, 2020		As of June 30, 2020
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A - related party	$1,630,684	10%	$0	0%
Supplier B	3,053,591	18%	218,709	8%
Total	$4,684,275	28%	$218,709	8%

All suppliers of the Company are located in the PRC.

NOTE 12- INCOME TAXES

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

For the year ended June 30, 2021 and 2020, the Company did not generate income in United States of America and no provision for income tax was made. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three-year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2016 and after were still open to audit as of June 30, 2021.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the year ended June 30, 2021 and 2020, there is no assessable income chargeable to profit tax in Hong Kong.

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

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 21% to the Company's effective tax rate is as follows:

	For the Year Ended June 30,
	2021	2020

Tax (benefit) at U.S. statutory rate	$(89,057)	$(22,023)
Tax rate difference between foreign operations and U.S.	(31,378)	(73,374)
Change in valuation allowance	141,902	287,447
Permanent difference	(38,943)	(19,251)
Effective tax (benefit)	$(17,476)	$172,799

The provisions for income taxes (benefits) are summarized as follows:

	For the Year Ended June 30,
	2021	2020
Current	$8,645	$140,531
Deferred	(26,121)	32,268
Total	$(17,476)	$172,799

 The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	As of June 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$297,929	$439,831
Allowance for doubtful accounts	48,958	44,900
Others	11,947	9,087
	358,834	493,818
Less valuation allowance	(297,929)	(439,831)
Total Deferred tax assets	$60,905	$53,987

Deferred tax liability:
Revenue cutoff	$10,800	$33,244
Total Deferred tax liability	$10,800	$33,244

Net Deferred tax assets	$50,105	$20,743

As of June 30, 2021, the Company has approximately $3,419,353 net operating loss carryforwards available in the U.S., Hong Kong and China to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets resulted from net operating loss carryforward cannot be utilized in the future because there will not be significant future earnings from the entities which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets resulted from net operating loss carryforward as of June 30, 2021.

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

For purposes of the inclusion of GILTI, the Company determined that the Company did not have tax liabilities resulting from GILTI for the year ended June 30, 2021 and 2020 due to net operating loss carryforwards available in the U.S. Therefore, there was no accrual of GILTI liability as of June 30, 2021 and June 30, 2020.

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

NOTE 13 - CONVERTIBLE DEBT

Convertible notes

Convertible notes payable balance was zero as of June 30, 2021.

As of June 30, 2020, convertible notes payable consists of:

		Note Balance	Debt discount	Carrying Value

Power Up Lending Group Ltd	(1)	$39,000	$(1,953)	$37,047
Firstfire Global Opportunities Fund LLC	(2)	165,000	(32,909)	132,091
Power Up Lending Group Ltd	(3)	53,000	(13,995)	39,005
Crown Bridge Partners	(4)	51,384	(15,095)	36,289
Morningview Financial LLC	(5)	165,000	(64,416)	100,584
BHP Capital NY	(6)	91,789	0	91,789
Labrys Fund, LP	(7)	146,850	(69,265)	77,585
Total		$712,023	$(197,633)	$514,390

(1)	On July 25, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd to issue and sell, upon the terms and conditions set forth in the agreement a convertible note of the Company, in the aggregate principal amount of $103,000 and received $94,840 in cash on August 1, 2019 after deducting legal fees and other costs. The convertible note bears interest rate at 6% per annum and due on July 25, 2020. The convertible note can be converted into shares of the Company’s common stock at 65% of the average of the two lowest trading prices during the fifteen trading day prior to the conversion date.

During the year ended June 30, 2020, Power Up Lending Group Ltd elected to convert $64,000 of the principal amount of the convertible notes into 76,265 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $25,782.

During the year ended June 30, 2021, Power Up Lending Group Ltd elected to convert $39,000 of the principal amount together with $4,916 of accrued and unpaid interest of the convertible notes into 264,970 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $32,778. (See Note 9)

The remaining principal balance due under this convertible note after all conversions is zero as of June 30, 2021.

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

During the year ended June 30, 2021, Firstfire Global Opportunities Fund LLC elected to convert $68,850 of the principal amount of the convertible notes into 4,125,000 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $67,512 (See Note 9).

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

The remaining principal balance due under this convertible note after all conversions and settlement is zero as of June 30, 2021.

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

On October 16, 2020, the Company issued a total of 500,000 shares of common stock to Crown Bridge Partners, LLC for the conversion of debt in the principal amount of $3,500 according to the conditions of the convertible note dated as November 12, 2019. The conversion resulted in a loss on extinguishment of debt of $22,424. (See Note 9)

After the foregoing conversions, on December 7, 2020, the Company paid Crown Bridge Partners, LLC, the holder of the Company’s convertible debt an aggregate of $82,500 in order to terminate their convertible note dated November 12, 2019, including all accrued and unpaid interest. Among the total, payment of $60,000 was made by Yubao Liu on behalf of the Company while the remaining payment of $22,500 was made directly by the Company. The note holder confirmed this full settlement on December 10, 2020. The debt settlement resulted in a gain on extinguishment of debt of $206,377.

The remaining principal balance due under this convertible note after all conversions and settlement is zero as of June 30, 2021.

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

On September 24, 2020, Morningview Financial, LLC elected to convert $15,000 of the principal amount of the convertible notes into 568,182 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $5,907. (See Note 9)

After the foregoing conversions, on November 12, 2020, the Company paid Morningview Financial, LLC, the holder of the Company’s convertible debt an aggregate of $175,000 in order to terminate their convertible note dated November 20, 2019, including all accrued and unpaid interest. The payment was made by Yubao Liu on behalf of the Company and the note holder confirmed this full settlement on November 14, 2020. The debt settlement resulted in a gain on extinguishment of debt of $209,604.

The remaining principal balance due under this convertible note after all conversions and settlement is zero as of June 30 ,2021.

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

As of the date of this report, the Company has made total six installments payment of an aggregate amount of $139,121 (including principal of $137,114 and interest of $2,007). The note payable balance decreased to zero as of June 30, 2021.

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

During the year ended June 30, 2021, Labrys Fund, LP elected to convert $146,850 of the principal amount together with all accrued and unpaid interest of the convertible notes into 4,012,478 shares of the Company’s common stock. The conversion resulted in a loss on extinguishment of debt of $128,018. The remaining principal balance due under this convertible note after all conversions is zero as of June 30, 2021. (See Note 9)

All convertible notes aforementioned

For the Year ended June 30, 2021 and 2020, the Company recorded the amortization of debt discount of $138,399 and $500,675 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

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

The change of derivative liabilities is as follows:

Issued during the year ended June 30, 2020	$555,696
Converted	(42,308)
Debt settlement	(85,223)
Change in fair value recognized in operations	(151,899)
Balance at June 30, 2020	276,266
Converted	(357,868)
Debt settlement	(566,030)
Change in fair value recognized in operations	647,632
Balance at June 30, 2021	$0

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model during the year ended June 30, 2021, using the following assumptions:

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

On December 21, 2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the exercise of warrants in full. The exercise of warrants resulted in a loss of $67,028 for the Year ended June 30, 2021. After this exercise, FirstFire Global Opportunities Fund, LLC is not entitled to any warrant to purchase shares. (See Note 9)

In connection with the issuance of the $55,000 convertible promissory note on November 12, 2019, Crown Bridge Partners, LLC is entitled, upon the terms and subject to the limitations on exercise and the conditions set forth in the agreement, at any time on or after the date of issuance hereof to purchase from the Company up to 22,916 shares of common stock. Exercise price shall be $2.80, and the warrants can be exercised within 5 years which is before November 12, 2024.

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

The details of the outstanding warrants are as follows:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (years)

Outstanding at July 1, 2019	0	$0	0
Granted	229,166	2.68	5
Exercised	0	0	0
Cancelled or expired	0	0	0
Outstanding at June 30, 2020	229,166	2.68	4.2 to 4.53
Granted	0	0	0
Exercised or settled	(160,416)	2.63	4.05 to 4.16
Cancelled or expired	0	0	0
Outstanding at June 30, 2021	68,750	$2.80	3.53

NOTE 14– PROMISSORY NOTE

		Note Balance	Debt Discount	Carrying Value
Labrys Fund, LP	(1)	$195,000	55,526	139,474
Labrys Fund, LP	(2)	500,000	106,158	393,842
Total		$695,000	161,684	533,316

(1)	On December 21, 2020, the Company issued a self-amortization promissory note to Labrys Fund, L.P in the aggregate principal amount of $300,000. The promissory note is due on or before December 21, 2021 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,052,239 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on December 31, 2020 and received $253,500 in cash after deducting an OID in the amount of $30,000, legal fees of $3,000 and other costs of $13,500. The self-amortization promissory note has an amortization schedule of $35,000 payment at each month end beginning on April 23, 2021 through December 21, 2021.

In connection with the issuance of promissory note, on December 31, 2020, the Company issued 447,762 shares of common stock (the “First Commitment Shares”) and 1,119,402 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $68,060 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par for the year ended June 30, 2021. (See Note 9)

(2)	On March 10, 2021, the Company issued a self-amortization promissory note to Labrys Fund, L.P in the aggregate principal amount of $500,000. The promissory note is due on or before March 10, 2022 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 6,562,500 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on March 19, 2021 and received $434,000 in cash after deducting an OID in the amount of $50,000, legal fees of $2,500 and other costs of $13,500. The self-amortization promissory note has an amortization schedule of $58,333.33 payment at each month beginning on July 9, 2021 through March 10, 2022.

In connection with the issuance of promissory note, on March 10, 2021, the Company issued 417,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $87,153 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par for the year ended June 30, 2021. (See Note 9)

For the year ended June 30, 2021, the Company recorded the amortization of debt discount of $106,029 for the self-amortization promissory notes issued, which was included in other income and expense in the consolidated statement of comprehensive income (loss).

NOTE 15 – SEGMENT INFORMATION

The Company’s business was classified by management into three reportable business segments (smart energy, photoelectric display and service contracts) before March 31,2021 and into four segments (smart energy, photoeletric display, service contract and lithium battery-related business )after March 31,2021 supported by a corporate group which conducts activities that are non-segment specific. The smart energy reportable segment derives revenue from the sales of portable power banks that is intended to be utilized as a power source for electronic devices such as the iphone, ipad, mp3/mp4 players, PSP gaming systems, and cameras. The photoelectric display reportable segment derives revenue from the sales of LCM and LCD screens manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors. The service contracts reportable segment derives revenue from providing IT and solution-oriented services.The lithium battery -related business reportable segment derives revenue from providing lithium battery packs and furnace used in firing for lithium battery,etc. Unallocated items comprise mainly corporate expenses and corporate assets.

Although all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each operating segments are same and are described in Note 2, “Summary of Significant Accounting Policies”.

The following tables provide the business segment information for the year ended June 30, 2021 and 2020.

	For the Year Ended June 30, 2021
	Lithume battery-related	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$1,084,083	$0	$13,203,189	$41,054	$0	$14,328,326
Cost of Revenues	982,814	0	11,057,298	10,290	0	12,050,402
Gross profit (loss)	101,269	0	2,145,891	30,764	0	2,277,924
Operating expenses	8,590	10,804	1,707,702	29,819	214,012	1,970,927
Income (loss) from operations	92,679	(10,804)	438,189	945	(214,012)	306,997
Net income (loss)	$88,918	$(10,614)	$445,494	$948	$(931,353)	$(406,607)

	For the Year Ended June 30, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$1,709,799	$18,183,974	$705,455	$0	$20,599,228
Cost of Revenues	1,630,684	15,431,065	444,684	0	17,506,433
Gross profit	79,115	2,752,909	260,771	0	3,092,795
Operating expenses	12,708	1,743,219	33,191	953,506	2,742,624
Income (loss) from operations	66,407	1,009,690	227,580	(953,506)	350,171
Net income (loss)	$58,151	$834,284	$204,848	$(1,374,951)	$(277,668)

NOTE 16- COMMITMENTS AND CONTINGENCIES

Lease commitment

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $295 (RMB2,000) until July 20, 2022.

The future minimum lease payments for non-cancelable operating leases held by the Company as of June 30, 2021 was $295, which will be paid in fiscal year ended June 30, 2022.

NOTE 17- SUBSEQUENT EVENTS

Stock Issued as Commitment Shares for Promissory Note

On July 5, 2021, the Company issued a self-amortization promissory note to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC in the aggregate principal amount of $500,000. The promissory note is due on or before July 6, 2022 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 6,562,500 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on July 15,2021 and received $437,500 in cash after deducting an OID in the amount of $50,000 and other costs of $12,500. The self-amortization promissory note has an amortization schedule of $58,333.33 payment at each month beginning November 9, 2021 through July 6, 2022.

In connection with the issuance of promissory note, on July 8 , 2021, the Company issued 300,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $51,000 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the three months ended September 30, 2021

END NOTES TO FINANCIAL STATEMENTS

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

Effective July 16, 2021, the Company dismissed Prager Metis CPAs LLC (“Prager”) as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Company’s Audit Committee and Board of Directors.

Prager’s report on the Company’s financial statements as of and for the fiscal years ended June 30, 2020 and June 30, 2019 (which included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern) did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

As of the date of the dismissal, Prager did not complete its audit of the Company’s consolidated financial statements for the fiscal year ended June 30, 2021. Since Prager’s appointment on October 16, 2018, and through the date of the dismissal, there were (i) no disagreements with Prager on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, which disagreements if not resolved to their satisfaction would have caused Prager to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such periods, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Company provided Prager with a copy of the disclosures it is making in this Current Report on Form 8-K and requested that Prager furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made herein.

Effective July 16, 2021, the Company engaged TAAD LLP (“TAAD”) as the Company’s new independent registered public accounting firm. The decision to change accountants was approved by the Company’s Audit Committee and Board of Directors.

During the two most recent fiscal years ended June 30, 2021 and June 30, 2020 and during the subsequent interim period from June 30, 2021 through July 16, 2021, neither the Company nor anyone on its behalf consulted TAAD regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that TAAD concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively

Item 9A.	Controls and Procedures

As of June 30, 2021, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2021.

During the year ended June 30, 2021, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1.         Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.         We did not implement appropriate information technology controls – As at June 30, 2021, the Company retains copies of all financial data and material agreements; however,r there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ionix Technology, Inc.

Name	Age	Position	Date of Appointment
Cheng Li	66	Chief Executive Officer, Director, and Chairman of the Board	April 25, 2019
Yue Kou	47	Chief Financial Officer	May 27, 2016
Yang Yan	41	President and Treasurer	March 16, 2020
Yubao Liu	47	Director	May 16, 2018
Jialin Liang	53	Director	January 22, 2019
Xuemei Jiang	46	Director	January 22, 2019
Liyan Wang	50	Independent Director	October 27, 2020
Yongping Wang	53	Independent Director	May 25, 2020
Zhenyu Wang	46	Independent Director	July 31, 2019
Yongsheng Fu	66	Independent Director	July 31, 2019
Xiaolin Wei	31	Independent Director	October 27, 2020

Subsidiaries:

Welly Surplus International Limited

The following table sets forth the names and ages of Welly Surplus’s directors and executive officers As of June 30, 2021.

Name	Age	Position	Date of Appointment
Xin Sui	40	President and Director	December 29, 2016

Well Best International Investment Limited

The following table sets forth the names and ages of Well Best’s directors and executive officers As of June 30, 2021.

Name	Age	Position	Date of Appointment
Qingchun Yang	57	President and Director	February 17, 2016

Lisite Science Technology (Shenzhen) Co., Ltd.

The following table sets forth the names and ages of Lisite Science’s directors and executive officers as of June 30, 2021.

Name	Age	Position	Date of Appointment
Yun Yang	38	President and Director	November 7, 2016

Shenzhen Baileqi Electronic Technology Co., Ltd

The following table sets forth the names and ages of Baileqi Electronic’s directors and executive officers as of June 30, 2021.

Name	Age	Position	Date of Appointment
Baozhu Deng	34	President and Director	November 15, 2017

Changchun Fangguan Photoelectric Display Technology Co. Ltd

The following table sets forth the names and ages of Fangguan Photoelectric’s directors and executive officers as of June 30, 2021.

Name	Age	Position	Date of Appointment
Biao Shang	42	President and Director	October 20, 2018

Dalian Shizhe New Energy Technology Co., Ltd

The following table sets forth the names and ages of Dalian Shizhe New Energy’s directors and executive officers As of June 30, 2021.

Name	Age	Position	Date of Appointment
Shikui Zhang	46	President and Director	June 28, 2018

 Shijirun (Yixing) Technology Co., Ltd

The following table sets forth the names and ages of Shijirun’s directors and executive officers as of June 30, 2021.

Name	Age	Position	Date of Appointment
Yunqiang Xie	68	President and Director	February 7, 2021

Huixiang Energy Technology (Suzhou) Co., Ltd

The following table sets forth the names and ages of Huixiang Energy’s directors and executive officers as of June 30, 2021.

Name	Age	Position	Date of Appointment
Hongke Li	51	President and Director	March 30, 2021

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

 Xiaolin Wei, is originally from Dalian, Liaoning Province, China. Ms. Wei received a Bachelor degree in Advertising and Marketing in 2014 from the British Columbia Institute of Technology (BCIT) in Canada. From 2015 to present, Ms. Wei has acted as the General Manager of Shenzhen Hongbo Fund Management, where she has participated in angel round investments and subsequent stage financing of domestic projects. Ms. Wei has valuable practical experience in the capital market.

Liyan Wang, was graduated from Dongbei University of Finance and Economics majoring in accounting, and has been a senior accountant and senior economic analyst. From October 2012 to present, Wang has worked as Financial Director, Audit Manager, and Manager of audit and supervision department, of the Dalian Branch of China Ping An Life Insurance Co., Ltd. From November 1993 to September 1995, Wang worked at Jiamusi Plastic No. 8 Factory as a cashier. From October 1995 to August 1999, she worked at Jiamusi Great Wall Company as a cost accountant. From April 2000 to October 2012, Wang worked at Shanghai Jiaji Express Co., Ltd. as a financial manager.

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

Long Xie-Mr. Xie was graduated from Liaoning University of Technology, majoring in industrial and civil architecture. He successively worked in Dalian TV station as an editor, Wantangshiye Development Co., Ltd. as project manager. Mr. Xie joined the Company since March 2016. He resigned on July 23,2021.

Yunqiang Xie – Mr. Xie has accumulated an extensive experience in manufacturing and marketing the alloy materials after the several years of working in this industry. He began to serve as the legal person of Shijirun (Yixing) Technology Co., Ltd in February 2021.

Hongke Li – Mr. Li was graduated from University of South Australia with MBA degree.He accumulated the extensive experience in Internet of Things and the new energy industry after several years of working with Beijing Dianxiaoer Network Technology Co.,Ltd. He began to serve as the legal person of Huixiang Energy Technology (Suzhou) Co., Ltd in March 2021.

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

Committees

On August 9, 2019, the Board of Directors established an Audit Committee and a Compensation Committee, and on August 14, 2019, the Board established a Nominating Committee and a Corporate Governance Committee, each of which operates under a charter that has been approved by the Board.

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

 The initial members of the Audit Committee were Hui Zhang, as Chairman, Anthony Saviano, and Zhenyu Wang.On May 25, 2020, Mr. Hui Zhang resigned as an independent Director and Chairman of the Audit Committee of Ionix Technology, Inc., a Nevada corporation (the “Company”). The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On May 25, 2020, effective upon Mr. Zhang’s resignation, Ms. Yongping Wang (“Ms. Wang”) was appointed to serve as an independent Director of the Company and Chairman of the Audit Committee and has accepted such appointment. The Board has determined that Ms. Wang is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

On October 27, 2020, Anthony Saviano (“Mr. Saviano”) resigned as independent director and member of the Audit Committee. The resignations of Mr. Saviano was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On October 27, 2020, effective upon Mr. Saviano’s resignation, Ms. Liyan Wang (“Ms. Wang”) was appointed to serve as an independent Director of the Company and as a member of the Audit Committee of the Company; and Ms. Wang has accepted such appointment.

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

The members of the Compensation Committee are Zhenyu Wang, as Chairman, Yongsheng Fu and Qinghua Shi. The Board has determined that each of the members of the Compensation Committee is “independent,” as defined under the Nasdaq Listing Rule 506(a)(2). A current copy of the Compensation Committee’s charter is available on the Company’s website at www.iinx-tech.com.

On October 27, 2020, Mr. Qinghua Shi (“Mr. Shi”), resigned as independent director and member of the Compensation Committee and Nominating and Corporate Governance Committee. The resignations of Mr. Shi was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On October 27, 2020, effective upon Mr. Shi’s resignation, Ms. Xiaolin Wei (“Ms. Wei”) was appointed to serve as an independent Director of the Company and a member of all the Compensation Committee, Nominating Committeeand Corporate Governance Committee of the Company; and Ms. Wei has accepted such appointment.

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

The members of the Nominating and Corporate Governance Committee are Yongsheng Fu, as a chairman, Zhenyu Wang and Qinghua Shi. The Board has determined that each of the members of the Nominating and Corporate Governance Committee is “independent,” as defined under the rules of the Nasdaq Capital Market. A current copy of the Nominating and Corporate Governance Committee’s charter is available on the Company’s website at www.iinx-tech.com.

On October 27, 2020, Mr. Qinghua Shi (“Mr. Shi”), resigned as independent director and member of the Compensation Committee, Nominating and Corporate Governance Committee. The resignations of Mr. Shi was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On October 27, 2020, effective upon Mr. Shi’s resignation, Ms. Xiaolin Wei (“Ms. Wei”) was appointed to serve as an independent Director of the Company, and a member of all the Compensation Committee, Nominating and Corporate Governance Committee of the Company; and Ms. Wei has accepted such appointment.

Code of Ethics

On September 29, 2019, our Board of Directors adopted a Code of Ethics which is applicable to our officers, directors, and senior executives, including our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Company has posted the text of the Code of Ethics on its Internet Website www.iinx-tech.com. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company Secretary. Requests should be addressed in writing to Rm 608, No.279, Zhongnan Road, Zhongshan District, Dalian, Liaoning, PRC.

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

Person	Filing Type	Transaction Date	Required File Date	Actual File Date
Cheng Li	3 (1)	April 25, 2019	May 6, 2019	September 27, 2019
Anthony Saviano	3 (2)	July 31, 2019	August 11, 2019	September 27, 2019
Hui Zhang	3 (3)	July 31, 2019	August 11, 2019	September 30, 2019
Zhenyu Wang	3 (4)	July 31, 2019	August 11, 2019	September 27, 2019
Yongsheng Fu	3 (5)	July 31, 2019	August 11, 2019	September 27, 2019
Qinghua Shi	3 (6)	July 31, 2019	August 11, 2019	September 27, 2019
Anthony Saviano	4 (7)	August 28, 2019	September 2, 2019	September 27, 2019
Yongping Wang	3 (8)	May 25, 2020	June 4, 2020	June 19, 2020
Yang Yan	3 (9)	March 16, 2020	March 26, 2020	June 19, 2020
Shuyu Li	3(10)	January 7, 2020	January 17, 2020	January 22, 2020
Long Xie	3(11)	January 7, 2020	January 17, 2020	January 22, 2020

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

(5)              On July 31, 2019, Yongsheng F was appointed as an independent director of the Company. Mr. Fu filed a Form 5 on September 27, 2019 reporting Form 3 holdings. Mr. Fu owns 0 shares of the Company’s stock. The Form 5 was filed timely.

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

(8)              On May 25, 2020, Yongping Wang was appointed as an independent director of the Company. Ms. Wang filed a Form 3 on June 19, 2020 reporting Form 3 holdings. The original filing was amended to reflect the correct amount of shares owned on September 28, 2021. Ms. Wang owns 500,000 shares of the Company’s stock. The delay in Ms. Wang’s filing was a result of delay in obtaining a CIK code due to COVID-19 interruptions in business.

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

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers, and those of Well Best and its subsidiaries, and Welly Surplus for the year ended June 30, 2021 and 2020. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cheng Li(1) Chief Executive Officer, Director and Chairman of the Company	2020	$2,174	Nil	Nil	Nil	Nil	Nil	Nil	$2,174
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yue Kou(2) Chief Financial Officer of the Company	2020	$8,900	Nil	Nil	Nil	Nil	Nil	Nil	$8,900
	2021	$8,900	Nil	Nil	Nil	Nil	Nil	Nil	$8,900
Yang Yan(3) Treasurer and President of the Company	2020	$1,258	Nil	Nil	Nil	Nil	Nil	Nil	$1,258
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yubao Liu(4) Director of the Company	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Xin Sui (5) President and Director of Welly Surplus	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Qingchun Yang(6) President and Director of Well Best	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yun Yang (7) President and Director of Lisite Science	2020	$310	Nil	Nil	Nil	Nil	Nil	Nil	$310
	2021	$320	Nil	Nil	Nil	Nil	Nil	Nil	$320
Shuyu Li(8) Former President &Treasurer, Director of Overseas Business	2020	$1,258	Nil	Nil	Nil	Nil	Nil	Nil	$1,258
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Biao Shang(9) Director of Fangguan Photoelectric	2020	$,8,300	Nil	Nil	Nil	Nil	Nil	Nil	$8,300
	2021	$8,400	Nil	Nil	Nil	Nil	Nil	Nil	$8,400
Baozhu Deng(10) President and Director of Baileqi Electronics	2020	$5,382	Nil	Nil	Nil	Nil	Nil	Nil	$5,382
	2021	$5,382	Nil	Nil	Nil	Nil	Nil	Nil	$5,382
Shikui Zhang (11) President and Director of Shizhe New Energy	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Long Xie (12) Former secretary of the Company	2020	$1,258	Nil	Nil	Nil	Nil	Nil	Nil	$1,258
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jialin Liang (13) Director of the Company	2020	$17,143	Nil	Nil	Nil	Nil	Nil	Nil	$17,143
	2021	$18,760	Nil	Nil	Nil	Nil	Nil	Nil	$18,760
Xuemei Jiang (14) Director of the Company	2020	$15,714	Nil	Nil	Nil	Nil	Nil	Nil	$15,714
	2021	$17,430	Nil	Nil	Nil	Nil	Nil	Nil	$17,430
Yunqiang Xie (15) Director of Shijihui	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Li Hongke (16) Director of Huixiang Energy	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes to Summary Compensation Table:

(1) On April 25, 2019, the Board appointed Cheng Li as a director and Chairman of the Board. On January 7, 2020, Mr. Li was appointed as Chief Executive Officer of the Company. Mr. Li’s salary is $0 for the year ended June 30, 2021

(2) Ms. Kou was appointed as Chief Financial Officer of the Company on May 27, 2016. Ms. Kou’s salary is $8,900 for the year ended June 30, 2021.

(3) Mr. Yan was appointed to serve as the president and treasurer of the Company March 16, 2020. Mr. Yan's salary is $0 for the year ended June 30, 2021.

(4) Mr. Liu was appointed to serve as the Company’s Chief Executive Officer, President, Secretary, Treasurer and as Chairman of the Board of Directors of the Company on May 16, 2018. . On January 22, 2019, Mr. Liu resigned from his position as chairman of the Board of Directors (the “Board”); and on January 7, 2020, he effectively resigned from all positions held in the Company. On January 15, 2020 he was appointed as a director of the Company again.Mr. Liu’s salary is $0 for the year ended June 30, 2021.

(5) Mr. Sui was appointed as Director of Welly Surplus on December 29, 2016. Mr. Sui’s salary is $0 for the year ended June 30, 2021.

(6) Mr. Q. Yang was appointed as a director of Well Best, a wholly owned subsidiary of the Company, on February 17, 2016. His salary is $0 for the year ended June 30, 2021.

(7) Mr. Yun Yang was appointed as President and a director of Lisite Science on November 7, 2016. His annual salary package is $320 for the year ended June 30, 2021.

(8) Mr. Li was appointed as President and Treasurer on January 7, 2020 and resigned on March 16, 2020. He remained director of overseas business until April 12, 2020, when he resigned.

(9) Mr. Shang was appointed as Fangguan Photoelectric’s directors and executive officers on October 20, 2018. Mr. Shang's salary is $8,400 for the year ended June 30, 2021.

(10) Ms. Baozhu Deng was appointed as President and a director of  Baileqi Electronics on November 15, 2017. Ms.Deng's salary is $5,382 for the fiscal years ended June 30, 2021.

(11)Mr. Zhang was appointed as President and a member of the board of directors of Shizhe New Energy on May 24, 2019. Shizhe New Energy is a wholly owned subsidiary of Well Best and an indirect wholly-owned subsidiary of the Company. Mr. Zhang’s salary is $0 for the year ended June 30, 2021.

(12) Mr. Xie was appointed as Secretary of the Company on January 7, 2020. Mr. Xie’s salary is $0 for the year ended June 30, 2021.

(13) Mr. Liang was appointed as a Director of the Company on January 22, 2019.Mr. Liang’s salary is $18,760 for the year ended June 30, 2021.

(14) Ms.Jiang was appointed as a Director of the Company on January 22, 2019.Ms. Jiang salary is $17,430 for the year ended June 30, 2021.

(15) Mr. Xie was appointed to serve as Director of Shijihui on February 7,2021.Mr. Xie's salary is $0 USD for the year ended June 30, 2021.

(16) Mr. Li was appointed to serve as Director of Huixiang Energy on March 30,2021. Mr. Li's salary is $0 USD for the year ended June 30, 2021.

Narrative Disclosure to Summary Compensation Table

As of June 30, 2021 and 2020， none of Ionix Technology, Welly Surplus, and Well Best or its subsidiaries, had any compensatory plans or arrangements, including payments to be received from Ionix, Welly Surplus, Well Best or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, Well Best, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, Well Best, or its subsidiaries.

Independent Directors Compensation Table

Name of Independent Director	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Vincent Saviano (1)	2020	55,000	Nil	Nil	Nil	Nil	Nil	Nil	55,000
	2021	15,000	Nil	Nil	Nil	Nil	Nil	Nil	15,000
Yongsheng Fu (2)	2020	430	Nil	Nil	Nil	Nil	Nil	Nil	430
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Zhenyu Wang (3)	2020	430	Nil	Nil	Nil	Nil	Nil	Nil	430
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Qinghua Shi (4)	2020	430	Nil	Nil	Nil	Nil	Nil	Nil	430
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Xiaolin Wei(6)	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yongping Wang (5)	2020	860	Nil	Nil	Nil	Nil	Nil	Nil	860
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Liyan Wang(7)	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes to Independent Director Compensation Table:

(1) On July 31, 2019, our Board appointed Anthony Vincent Saviano, age 52, as a director of the Board. On October 27, 2020, he resigned.

(2) On July 31, 2019 our Board appointed Yongsheng Fu, age 66, as a director of the Board.

(3) On July 31, 2019 our Board appointed Zhenyu Wang, age 46, as a director of the Board.

(4) On July 31, 2019, our Board appointed Qinghua Shi, age 45, as a director of the Board.On October 27, 2020, he resigned.

(5) On May 25, 2020, our Board appointed Yongping Wang, age 53, as a director of the Board.

(6) On October 27, 2020, our Board appointed Xiaolin Wei, age 31, as a director of the Board.

(7) On October 27, 2020, our Board appointed Liyan Wang, age 50, as a director of the Board.

Outstanding Equity Awards

There are no equity awards outstanding as of June 30, 2021 for Ionix Technology, Welly Surplus, Well Best or its subsidiaries.

Stock Options/SAR Grants

During the fiscal year ended June 30, 2021 there were no options granted to our named officers or directors.

Option Exercises

During the Fiscal year ended June 30, 2021 there were no options exercised by our named officers.

Compensation of Directors

As of June 30, 2021, an aggregate $15,000 in cash compensation was paid to directors for their service on our board of directors. We have an agreement with Mr. Saviano, dated July 29, 2019, for his services as a director for $5,000 a month for a term of one year or until his death, resignation, termination or removal. On October 27, 2020, he resigned.

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

Security Ownership of Certain Beneficial Owners and Management

The following table lists, As of June 30, 2021, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a 1eneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Cheng Li(2)	0	0%
Yue Kou (3)	0	0%
Yang Yan(4)	0	0%
Yubao Liu (5)	29,109,000	17.74%
Jialin Liang (6)	9,500,000	5.79%
Xuemei Jiang (7)	5,500,000	3.35%
Xiaolin Wei(8)	0	0%
Yongsheng Fu(9)	0	0%
Zhenyu Wang(10)	0	0%
Liyan Wang(11)	0	0%
Yongping Wang(12)	500,000	0.30%
Xin Sui (13)	0	0%
Qingchun Yang (14)	0	0%
Yun Yang (15)	0	0%
Biao Shang (16)	1,560,000	0.95%
Baozhu Deng (17)	0	0%
Shikui Zhang (18)	60,000	0.04%
Long Xie (19)	100,000	0.06%
Yunqiang Xie(20)	558,350	0.34%
Hongke Li (21)	0	0％
All executive officers and directors as a group (20 people)	46,887,350	28.58%

Beneficial Shareholders of Common Stock greater than 5%
-	-	-

Beneficial Owners of Preferred Stock(1):	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Yubao Liu(5)	5,000,000	100%

(1) Applicable percentage of ownership is based on 164,041,058 shares of common stock outstanding on June 30, 2021 and 5,000,000 shares of Preferred Stock issued and outstanding on June 30, 2021. Percentage totals are calculated separately based on each class of capital stock. Each share of Preferred Stock entitles the holder to vote 100 shares of common stock; the Preferred Stock is not convertible into common stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2021, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(5) Yubao Liu, is the Former CEO, and current Director of Ionix Technology. Mr. Liu’s ownership includes 100,000 directly and 29,009,000 indirectly through Shining Glory Investments Limited; additionally Mr. Liu is the beneficial owner of 5,000,000 shares of preferred stock which has the authority to vote a total of 500,000,000 common stock votes. Mr. Liu owns 0 shares issuable upon exercise of stock options. Mr. Liu is the sole officer and director of Shining Glory Investments Limited and has dispositive voting and investment control over the shares held by Shining Glory. Thus, in total, Shining Glory and its sole officer and director collectively owns an aggregate 79.68% of the total outstanding voting securities of the Company.

(6) Jialin Liang is the Director of the Company. Mr. Liang’s beneficial ownership includes 9,500,000 shares of common stock and 0 shares issuable upon the exercise of stock options.

(7) Xuemei Jiang is the Director of the Company. Ms. Jiang’s beneficial ownership includes 5,500,000 shares of common stock and 0 shares issuable upon the exercise of stock options.

(8) Xiaolin Wei is the Director of the Company. Ms.Wei’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

 (9) Yongsheng Fu is the Director of the Company. Mr. Fu’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

 (10) Zhenyu Wang is the Director of the Company. Mr. Wang’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

(11) Liyan Wang is the Director of the Company. Ms.Wang’s beneficial ownership includes 0 shares of common stock and 0 shares issuable upon the exercise of stock options.

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

(19)Long Xie is the former Secretary of Ionix Technology. Mr. Xie’s beneficial ownership includes 100,000 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.He resigned on July 23,2021.

(20) Yunqiang Xie is the President and Director of Shijirun,an indirect wholly owned subsidiary of Ionix Technology. Mr. Xie’s beneficial ownership includes 558,350 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

(21)Hongke Li is the President and Director of Huixiang, an indirect wholly owned subsidiary of Ionix Technology. Mr. Li's beneficial ownership includes 0 shares of common stock of the Company and 0 shares issuable upon the exercise of stock options.

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

On October 27, 2020, effective upon Mr. Shi’s resignation, Ms. Xiaolin Wei (“Ms. Wei”) was appointed to serve as a member of the Board of Directors of the Company and member of each of the Compensation Committee and Nominating and Corporate Governance Committee of the Company.

On October 27, 2020, effective upon Mr. Saviano’s resignation, Ms. Liyan Wang (“Ms. Wang”) was appointed to serve as a member of the Board of Directors of the Company and as a member of the Audit Committee of the Company.

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

Related Party Transactions

Purchase from related party

During the year ended June 30, 2021, the Company did not purchase from any related party.

During the year ended June 30, 2020, the Company purchased $1,630,684 and $37,393 from Keenest and Shenzhen Baileqi S&T which were owned by the Company’s stockholders who own approximately 1.3% and 0.7% respectively of the Company’s outstanding common stock. The amounts of $1,630,684 (Lisite Science) and $37,393 (Baileqi Electronic) were included in the cost of Revenue for the year ended June 30, 2020.

Advances to suppliers - related parties

Lisite Science made advances of $434,200 and $357,577 to Keenest for future purchases as of June 30, 2021 and June 30, 2020, respectively.

Sales to related party

During the year ended June 30, 2021 and 2020, Baileqi Electronic sold materials of $0 and $713,008 respectively to Shenzhen Baileqi S&T.

Lease from related party

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $1,500 (RMB10,000) for one year until July 20, 2020. On July 20, 2020, Lisite Science further extended the lease with Keenest for one more year until July 20, 2021 with annual rent of approximately $1,500 (RMB10,000). (See Note 5). On July 20, 2021, Lisite Science further extended the lease with Keenest for one more year until July 20, 2022 with annual rent of approximately $295 (RMB2,000).

Baileqi Electronic leases office and warehouse space from Shenzhen Baileqi S&T, a related party, with monthly rent of approximately $2,500 (RMB17,525) and the lease period is from June 1, 2019 to May 31, 2020. On June 5, 2020, Baileqi Electronic further extended the lease with Shenzhen Baileqi S&T for one more year until May 31, 2021 with monthly rent of approximately $2,500 (RMB17,525). (See Note 5). This lease was not extended when it expired in May 2021.

Due to related parties

Due to related parties represents certain advances to the Company or its subsidiaries by related parties. The amounts are non-interest bearing, unsecured and due on demand.

		June 30, 2021	June 30, 2020

Ben Wong	(1)	$143,792	$143,792
Yubao Liu	(2)	352,236	102,938
Xin Sui	(3)	2,016	2,016
Baozhen Deng	(4)	45,276	9,437
Jialin Liang	(6)(11)	1,844,857	901,460
Xuemei Jiang	(7)(10)	554,171	505,685
Shikui Zhang	(8)	58,961	28,528
Biao Shang	(5)	19,804	0
Changyong Yang	(9)	32,705	23,063
		$3,053,818	$1,716,919

(1) Ben Wong was the former controlling shareholder (before April 20, 2017) of Shinning Glory, which holds majority shares in the Company.

(2) Yubao Liu has been the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in the Company. He also serves as director of the Company.

(3) Xin Sui serves as director of Welly Surplus.

(4) Baozhen Deng is a stockholder of the Company, who owns approximately 0.7% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5)  Biao Shang is a stockholder of the Company and serves as director of Fangguan Photoelectric.

(6) Jialin Liang is a stockholder of the Company, serves as the president, CEO, and director of Fangguan Electronics and director of the Company.

(7) Xuemei Jiang is a stockholder of the Company and serves as director of both Fangguan Electronics and the Company.

(8) Shikui Zhang is a stockholder of the Company and serves as the general manager of Shizhe New Energy since May 2019.

(9) Changyong Yang is a stockholder of the Company,who owns approximately 1.3% of the Company’s outstanding common stock,and the owner of Keenest.

(10) The liability represents the advances to Fangguan Electronics by Xuemei Jiang at the acquisition date of Fangguan Electronics (December 27, 2018). Thereafter Ms.Jiang neither made any further advance nor was refunded.

(11) At the acquisition date of Fangguan Electronics (December 27, 2018), the advances to Fangguan Electronics by Jialin Liang amounted to be approximately $5.8 million (RMB39,581,883), among which approximately $4.4 million (RMB30,000,000) was used for debt for equity swap by Mr.Liang during the capital increase of Fangguan Electronics occurred in March 2019. Thereafter Mr.Liang continued making advances to Fangguan Electronics.

During the year ended June 30, 2021, after netting off the refund by Fangguan Electronics, Mr Liang 's advance to Fangguan amounted to $943,397, among which $464,000 (RMB 3 million) was the proceeds from a one -year term bank loan that Mr.Liang borrowed in his own name . The loan is guaranteeed by Fangguan Electronics and can solely be used for supplementing the working capital of Fangguan Electronics. Mr. Liang himself bears the interest at 3.85% annually.

During the year ended June 30, 2021, Shenzhen Baileqi S&T paid back Baileqi Electronic directly for the amount of $383,031 (RMB2,474,417). Therefore the equivalent amount of due to Yubao Liu previously offered by Mr.Liu to settle the liability on behalf of Baileqi S&T, was reversed to the current account with Mr.Liu. Considering this reversal,and setting off the further advance by Mr Liu, the net refund to Mr Liu was approximately $133,733 during  the year ended June 30, 2021.

During the year ended June 30, 2021, Baozhen Deng advanced $35,839 to Baileqi Electronic. Shikui Zhang advanced approximately $30,433 to Shizhe New Energy. Changyong Yang, a stockholder of the Company, advanced approximately $9,642 to Lisite Science. Biao Shang advanced $19,804 to Fangguan Photoelectric.

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

On October 18, 2018, the Company appointed Prager Metis CPAs, LLC as the Company’s registered independent public accounting firm. On July 16 2021， the Company appointed TAAD LLP as the Company’s registered independent public accounting firm. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended June 30, 2021	For Fiscal Year Ended June 30, 2020
Audit Fees	$217,500	$217,500
Audit-related fees	$0	$0
Tax Fees	$8,500	$8,500
All other Fees	$8,500	$0
Total	$234,500	$226,000

Audit Fees

During the fiscal year ended June 30, 2020, we incurred approximately $217,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2020.

During the fiscal year ended June 30, 2021 we incurred approximately $217,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2021.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2021 and 2020 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2021 and 2020 for professional services rendered by our principal accountant for tax compliance were $8,500 and $8,500, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2021 and 2020 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $8,500 and $NIL, respectively.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on October 13, 2017 as part of our Annual Report on Form 10-K
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.01d	Certificate of Amendment to Articles of Incorporation, dated June 7,2021	Filed with the SEC on June 11, 2021 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
4.06	Description of Registrant’s Securities	Filed with the SEC on September 30, 2019 as part of our Annual Report on Form 10-K
10.01	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.02	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Purchase Agreement dated December 27, 2018 by and between Ionix Technology, Inc., Changchun Fangguan Electronics Technology Co., Ltd. and the shareholders of Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.04	Business Operation Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.05	Exclusive Technical Support Service Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd. and Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.06	Equity Interest Purchase Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.07	Equity Interest Pledge Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Jialin Liang and Xuemei Jiang	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.8	Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements	File with SEC on January 5, 2021 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Ionix Technology, Inc.

Date: September 29, 2021	By:	/s/ Cheng Li
Name: Cheng Li Title: Chief (Principal) Executive Officer

Date: September 29, 2021	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: September 29, 2021	By:	/s/ Cheng Li
Name: Cheng Li Title: Chief Executive Officer and Director

Date September 29, 2021	By:	/s/ Yue Kou
Name: Yue Kou Title: Chief Financial Officer

Date: September 29, 2021	By:	/s/ Yubao liu
Name: Yubao Liu Title: Director

Date: September 29, 2021	By:	/s/ Jialin Liang
Name: Jialin Liang Title: Director

Date: September 29, 2021	By:	/s/ Xuemei Jiang
Name: Xuemei Jiang Title: Director

Date: September 29, 2021	By:	/s/ Liyan Wang
Name: Liyan Wang Title: Independent Director

Date: September 29, 2021	By:	/s/ Yongping Wang
Name: Yongping Wang Title: Independent Director

Date: September 29, 2021	By:	/s/ Yongsheng Fu
Name: Yongsheng Fu Title: Independent Director

Date: September 29, 2021	By:	/s/ Zhenyu Wang
Name: Zhenyu Wang Title: Independent Director

Date: September 29, 2021	By:	/s/ Xiaolin Wei
Name: Xiaolin Wei Title: Independent Director

