Form 10-K/A
period 2021-06-30
IONIX TECHNOLOGY, INC.
filed 2021-09-29
CIK 1528308

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No.1 (the Amendment) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the Original Filing) that was filed with the Securities and Exchange Commission on September 29, 2021, is solely for the purpose of correcting a typographical error on the issuance date of the report of our independent registered public accounting firm for fiscal year ended June 30, 2020 which was inadvertently included in the Original Filing.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Report and does not modify or update in any way disclosures made in the Report except to furnish the exhibit described above.

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

