Form 10-Q
period 2021-09-30
IONIX TECHNOLOGY, INC.
filed 2021-11-15
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 000-

IONIX TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-0713638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 608, Block B, Times Square No.50 People Road, Zhongshan District, Dalian City, Liaoning Province, China 116001

(Address of Principal Executive Offices) (Zip Code)

+86-411-88079120

(Registrant’s Telephone Number, Including Area Code)

  Not applicable

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2021, there were 194,489,058 shares of common stock issued and outstanding, par value $0.0001 per share.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$501,547	$731,819
Notes receivable	150,393	76,743
Accounts receivable	5,222,226	4,936,974
Inventory	4,681,743	5,454,371
Advances to suppliers - non-related parties	626,976	782,481
- related parties	432,506	434,200
Prepaid expenses and other current assets	463,039	478,830
Total Current Assets	12,078,430	12,895,418

Property, plant and equipment, net	6,642,452	6,792,315
Intangible assets, net	1,494,557	1,508,583
Long-term prepaid expenses	452,413	491,015
Deferred tax assets	49,910	50,105
Total Assets	$20,717,762	$21,737,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$1,541,925	$904,832
Accounts payable	3,648,770	4,942,881
Advance from customers	284,835	334,101
Promissory notes payable, net of debt discount and loan cost	735,142	533,316
Due to related parties	2,540,740	3,053,818
Accrued expenses and other current liabilities	654,433	117,450
Total Current Liabilities	9,405,845	9,886,398
Total Liabilities	9,405,845	9,886,398

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 395,000,000 shares authorized 165,383,058 and 164,041,058 shares issued and outstanding as of September 30, 2021 and June 30, 2021 respectively	16,538	16,404
Additional paid in capital	10,837,659	10,786,792
Retained earnings (accumulated deficit)	(684,608)	(144,409)
Accumulated other comprehensive income (loss)	699,867	749,790
Total Stockholders' Equity attributable to the Company	10,869,956	11,409,077
Noncontrolling interest	441,961	441,961
Total Stockholders’ Equity	11,311,917	11,851,038
Total Liabilities and Stockholders’ Equity	$20,717,762	$21,737,436

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	September 30,
	2021	2020

Revenues (See Note 2 and Note 10 for related party amounts)	$4,550,387	$2,958,465

Cost of Revenues (See Note 10 for related party amounts)	4,186,636	2,681,389

Gross profit	363,751	277,076

Operating expenses
Selling, general and administrative expense	579,546	308,503
Research and development expense	297,774	146,185
Total operating expenses	877,320	454,688

Income (loss) from operations	(513,569)	(177,612)

Other income (expense):
Interest expense, net of interest income	(119,857)	(174,234)
Subsidy income	126,230	13,164
Change in fair value of derivative liability	-	(60,652)
Gain (loss) on extinguishment of debt	-	(149,231)
Total other income (expense)	6,373	(370,953)

Income (loss) before income tax expense (benefit)	(507,196)	(548,565)
Income tax expense (benefit)	33,003	(16,259)
Net income (loss)	(540,199)	(532,306)

Other comprehensive income (loss)
Foreign currency translation adjustment	(49,923)	430,281
Comprehensive loss	(590,122)	(102,025
Less: Comprehensive income attributable to noncontrolling interest	-	-
Comprehensive loss attributable to common stockholders of the Company	$(590,122)	$(102,025)

Earnings (Loss) Per Share - Basic	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic	138,966,542	114,787,847

Earnings (Loss) Per Share - Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Diluted	137,689,139	114,787,847

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2021	5,000,000	$500	164,041,058	$16,404	$10,786,792	$(144,409)	$749,790	$441,961	$11,851,038

Issuance of common stock as commitment shares for promissory note	-	-	1,342,000	134	50,867	-	-	-	51,001

Net income (loss)	-	-	-	-	-	(540,199)	-	-	(540,199)

Foreign currency translation adjustment	-	-	-	-	-	-	(49,923)	-	(49,923)

Balance at September 30, 2021	5,000,000	500	165,383,058	16,538	10,837,659	(684,608)	699,867	441,961	11,311,917

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2020	5,000,000	$500	114,174,265	$11,417	$9,243,557	$262,198	$(357,011)	$441,961	$9,602,622

Issuance of common stock for conversion of convertible notes	-	-	2,326,652	233	390,768	-	-	-	391,001

Net income (loss)	-	-	-	-	-	(532,306)	-	-	(532,306)

Foreign currency translation adjustment	-	-	-	-	-	-	430,281	-	430,281

Balance at September 30, 2020	5,000,000	500	116,500,917	11,650	9,634,325	(270,108)	73,270	441,961	9,891,598

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(540,199)	$(532,306)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	183,564	172,526
Deferred taxes	-	(24,977)
Change in fair value of derivative liability	-	60,652
Loss (gain) on extinguishment of debt	-	149,231
Non-cash interest	103,262	114,214
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	(291,719)	351,842
Inventory	719,785	136,649
Advances to suppliers - non-related parties	146,048	106,215
Advances to suppliers - related parties	0	(40,103)
Prepaid expenses and other current assets	48,483	(9,301)
Accounts payable	(1,221,273)	(772,948)
Advance from customers	(45,947)	161,885
Accrued expenses and other current liabilities	514,863	(132,277)
Net cash provided by (used in) operating activities	(383,133)	(258,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(203,308)	(148,835)
Net cash used in investing activities	(203,308)	(148,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	(2,860)	62,706
Repayment of bank loans	(2,034,736)	949,645
Proceeds from bank loans	2,648,445	(1,151,941)
Proceeds from issuance of promissory notes	437,500	-
Repayment of promissory notes	(279,999)	-
Repayment of convertible notes payable	-	(167,747)
Proceeds from (repayment of) loans from related parties	(480,110)	589,989
Net cash provided by financing activities	288,240	282,652

Effect of exchange rate changes on cash	67,929	52,837

Net increase (decrease) in cash and cash equivalents	(230,272)	(72,044)

Cash and cash equivalents, beginning of period	731,819	1,285,373

Cash and cash equivalents, end of period	$501,547	$1,213,329

Supplemental disclosure of cash flow information
Cash paid for income tax	$10,751	$2,003
Cash paid for interests	$66,820	$51,347

Non-cash investing and financing activities
Issuance of 2,326,652 shares of common stock for conversion of convertible notes	$-	$391,001
Issuance of 1,342,000 shares of common stock as commitment shares for promissory note	$51,001	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Ionix Technology, Inc. (the “Company” or “Ionix”), formerly known as Cambridge Projects Inc., is a Nevada corporation that was formed on March 11, 2011. The Company,together with its wholly owned subsidiaries and an entity controlled through VIE agreements in China ( collectively referred to as the " Group") are principally engaged in the business of the high-end intelligent electronic equipment, which includes the furnace used in firing for lithium battery , the lithium battery packs,the portable power banks for electronic devices, LCM and LCD screens ,and in the provision of IT and solution-oriented services in China.

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

On March 30, 2021, the Board of Directors of the Company approved and ratified the incorporation of Huixiang Energy Technology (Suzhou) Co., Ltd. (“Huixiang Energy”), a limited liability company formed under the laws of the Peoples Republic of China (PRC) on March 18, 2021. Well Best is the sole shareholder of Huixiang Energy. As a result, Huixiang Energy is an indirect, wholly-owned subsidiary of the Company. Huixiang Energy conducts research and development of next generation advanced battery technologies, manufacture and sales of relevant battery products, including the solid-state rechargeable lithium ion battery for next generation energy storage systems. Huixiang Energy also on the operation of battery packs, battery systems and electric vehicles sharing business with its own internet sharing platform relating to the electric vehicles (online EV hailing services) and its relevant batteries and battery systems. Huixiang Energy will operate in Suzhou City, Jiangsu Province, China.

Authorized share increase

On May 6, 2021, the Board of Directors of the Company and the holders of the majority of issued and outstanding voting securities of the Company approved an amendment (the “Amendment”) to the Articles of Incorporation of the Company to increase the authorized number of shares of common stock of the Company from 200,000,000 to 400,000,000 shares consisting of: (i) 395,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”); and (ii) 5,000,000 shares of preferred stock par value $0.0001 per share (“Preferred Stock”) (the “Authorized Share Increase”) and related Certificate of Amendment to Articles of Incorporation of the Company. The approval was made in accordance with Sections 78.320 and 78.390 of the Nevada Revised Statues, which provide that a corporation’s articles may be amended by written consent of the stockholders of the Company representing at least a majority of the voting power of the Company. The Amendment was filed with the Nevada Secretary of State on June 7, 2021.

Acquisition

On December 27, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jialin Liang and Xuemei Jiang, each of whom are shareholders of Changchun Fangguan Electronics Technology Co., Ltd. (“Fangguan Electronics”or the "VIE"). Pursuant to the terms of the Purchase Agreement, the Shareholders of the VIE, who together own 95.14% of the ownership rights in Fangguan Electronics, agreed to execute and deliver the Business Operation Agreement, the Equity Interest Pledge Agreement, the Equity Interest Purchase Agreement, the Exclusive Technical Support Service Agreement (the “Services Agreement”) and the Power of Attorney, all together dated December 27, 2018 are referred to the “VIE Agreements”, to the Company in exchange for the issuance of an aggregate of 15,000,000 shares of the Company’s common stock, par value $.0001 per share, thereby causing Fangguan Electronics to become the Company’s variable interest entity. Together with VIE agreements, the Shareholders of the VIE also agreed to convert shareholder ( of the VIE) loan of RMB 30 million (approximately $4.4 million) to capital of the VIE and make cash contribution of RMB 9.7 million (approximately $1.4 million) to capital of the VIE. The entirety of the transaction will hereafter be referred to as the “Transaction”. As a result of the Transaction, the Company is able to exert effective control over Fangguan Electronics and receive 100% of the net profits or net losses derived from the business operations of Fangguan Electronics. Fangguan Electronics manufactures and sells Liquid Crystal Module (" LCM") and LCD screens in China based in Changchun City, Jilin Province, People’s Republic of China. (See Note 3).

The Transaction was accounted for as a business combination using the acquisition method of accounting. The assets, liabilities and the operations of Fangguan Electronics subsequent to the Transaction date were included in the Company’s consolidated financial statements.

NOTE 2– BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Group’s audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of Ionix, its wholly owned subsidiaries and an entity which the Company controls 95.14% of the ownership rights in the VIE and receives 100% of net income or net loss through VIE agreements. All significant inter-company balances and transactions (if any) have been eliminated upon consolidation.

The subsidiaries of ionix are as follows:

Well Best International Investment Limited (the wholly-owned subsidiary)

Welly Surplus International Limited (the wholly-owned subsidiary)

Shijirun (Yixing) Technology Co., Ltd (the wholly-owned subsidiary)

Huixiang Energy Technology (Suzhou) Co., Ltd (the wholly-owned subsidiary)

Changchun Fangguan Photoelectric Display Technology Co. Ltd (the wholly-owned subsidiary)

Dalian Shizhe New Energy Technology Co., Ltd (the wholly-owned subsidiary)

Shenzhen Baileqi Electronic Technology Co., Ltd (the wholly-owned subsidiary)

Lisite Science Technology (Shenzhen) Co., Ltd (the wholly-owned subsidiary)

Changchun Fangguan Electronics Technology Co., Ltd ( the VIE)

Noncontrolling Interests

The Group follows FASB ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to NCIs even when such allocation might result in a deficit balance.

The net income (loss) attributed to NCIs was separately designated in the accompanying statements of comprehensive income (loss). Losses attributable to NCIs in a subsidiary may exceed an NCI’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. The primary beneficiary receives 100% of the income and losses of the VIE as disclosed in Note 3, therefore no income or loss is allocated to NCI.

Use of Estimates

The Group’s consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable and advance to suppliers, the valuation of inventory, provision for staff benefit, the useful lives of property and equipment and intangible assets, the impairment of long-lived assets, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Cash and cash equivalents

Cash consists of cash on hand and cash in bank. Cash equivalents represent investment securities that are short-term, have high credit quality and are highly liquid. Cash equivalents are carried at fair market value and consist primarily of money market funds.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 90 to 180 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Group specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Group will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions may be taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and June 30, 2021, the Company has accounts receivable balance from non-related party of $5,222,226 and $4,936,974, net of allowance for doubtful accounts of $152,398 and $152,995, respectively. No bad debt expense was recorded during the three months ended September 30, 2021 and 2020.

Inventories

Inventories consist of raw materials, working-in-process and finished goods. Inventories are valued at the lower of cost or net realizable value. The Group does determine cost on the basis of the weighted average method. The Group periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Group does believe that the assumptions the Group uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result.

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

Intangible assets

Land use right is recorded as cost less accumulated amortization. Land use rights represent the prepayments for the use of the parcels of land in the PRC where the Group’s production facilities are located, and are charged to expense over their respective lease periods of 50 years. According to the laws of the PRC, the government owns all of the land in the PRC. Enterprises or individuals are authorized to use the land only through land use rights granted by the PRC government for a certain period (usually 50 years).

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Revenue recognition

The Group adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers, and all the related amendments (new revenue standard) to all contracts using the modified retrospective method beginning on July 1, 2018. The adoption did not result in an adjustment to the retained earnings as of June 30, 2018. The comparative information was not restated and continued to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard has no impact on either reported sales to customers or net earnings.

The Group estimates return based on historical results, taking into consideration the type of customers, the type of transactions and the specifics of each arrangement.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Group expects to receive in exchange for those goods or services. The Group applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Under these criteria, for revenues from sale of products, the Group generally recognizes revenue when its products are delivered to customers in accordance with the written sales terms. The control of the products is transferred to the customer upon receipt of goods by the customer. For service revenue, the Group recognizes revenue when services are performed and accepted by customers.

The following tables disaggregate the Revenue of the Group by major source for the three months ended September 30, 2021 and 2020, respectively:

	For the three months ended September 30,
	2021	2020
Sales of LCM and LCD screens - Non-related parties	$4,550,387	$2,957,025
Sales of LCM and LCD screens - Related parties	0	0
Service contracts	0	1,440
Total	$4,550,387	$2,958,465

All the operating entities of the Group are domiciled in the PRC. All the Group’s revenues are derived in the PRC during the three months ended September 30, 2021 and 2020.

Cost of revenues

Cost of revenues includes cost of raw materials purchased, inbound freight cost, cost of direct labor, depreciation expense and other overhead. Write-down of inventory for lower of cost or net realizable value adjustments is also recorded in cost of revenues.

Related parties and transactions

The Group identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, "Related Party Disclosures" and other relevant ASC standards.

Parties, which can be a corporation or individual, are considered to be related if the Group has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Corporations are also considered to be related if they are subject to common control or common significant influence.

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

As of September 30, 2021 and June 30, 2021, the Group did not have any significant unrecognized uncertain tax positions.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a corporation during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) for the periods presented includes net income (loss), change in unrealized gains (losses) on marketable securities classified as available-for-sale (net of tax), foreign currency translation adjustments, and share of change in other comprehensive income of equity investments one quarter in arrears.

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

The new standard is effective for us on July 1, 2019, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Group adopted the new standard on July 1, 2019 and use the effective date as our date of initial application. Consequently, financial information is not provided for the dates and periods before July 1, 2019. The new standard provides a number of optional expedients in transition. The Group elected the package of practical expedients which permits us not to reassess under the new standard the Group's prior conclusions about lease identification, lease classification and initial direct costs.

The new standard has no material effect on the consolidated financial statements of the Group as the Group does not have a lease with a term longer than 12 months as of June 30, 2021 (See Note 5).

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

 During the three months ended September 30, 2021,the Company had outstanding convertible notes and warrants which represent 68,750  shares of commons stock respectively. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

During the three months ended September 30, 2020, the Company had outstanding convertible notes and warrants which represent 1,096,705 shares of commons stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2021	June 30, 2021

Balance sheet items, except for equity accounts	6.4854	6.4601

	Three months ended September 30,
	2021	2020

Items in statements of comprehensive income (loss) and cash flows	6.4728	6.9448

Fair Value of Financial Instruments

The carrying value of the Group’s financial instruments: cash and cash equivalents, accounts receivable, inventory, prepayments and other receivables, accounts payable, income tax payable, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Group also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The Group has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement (See Note 13).

Convertible Instruments

The Group evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

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

The Group accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Group records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Group accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

Common Stock Purchase Warrants

The Group classifies as equity any contracts that require physical settlement or net-share settlement or provide a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) provided that such contracts are indexed to the Company's own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). The Group classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Recent accounting pronouncements

The Group considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Under the guidance, public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for Calendar years beginning after December 15, 2019 and for interim periods within those Calendar years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Group is currently in the process of evaluating the impact of the adoption of this guidance on its consolidated financial statements.

COVID-19

The Group’s operations are affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The COVID-19 outbreak is causing lockdowns, travel restrictions, and closures of businesses. The Group’s business has been negatively impacted by the COVID-19 coronavirus outbreak to certain extent.

From late January 2020 to the middle of March 2020, the Company had to temporarily suspend our manufacturing activities due to government restrictions. During the temporary business closure period, the employees of the Group had very limited access to the manufacturing facilities of the Group, and the shipping companies were not available and as a result, the Group experienced difficulty delivering the products of the Group to the customers on a timely basis. In addition, due to the COVID-19 outbreak, some of the customers or suppliers may experience financial distress, delay or default on their payments, reduce the scale of their business, or suffer disruptions in their business due to the outbreak.

As of the date of this filing, the COVID-19 coronavirus outbreak in China appears to have slowed down and most provinces and cities have resumed business activities under the guidance and support of the government. However, there is still significant uncertainty regarding the possibility of a second wave of infections, and the breadth and duration of business disruptions related to COVID-19, which could continue to have material impact to the Group’s operations. Moreover, the COVID-19 resurgence which occurred in September 2021 would cause one and off traffic restrictions and lockdowns and put numerous business negotiations and sales contracts signing on hold. It would also have adverse impacts on our supply chains. Currently we keep our continuous attention on the situation of the COVID-19, assess and react actively to its impacts on our future business continuity plans or whether material resource constraints in implementing these plans. Up to the date of this report, the assessment is still in progress.

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

The transaction was accounted for as a business combination using the acquisition method of accounting. The assets, liabilities and the operations of Fangguan Electronics subsequent to the acquisition date were included in the Group’s consolidated financial statements.

Through power of attorney, equity interest purchase agreement, and equity interest pledge agreement, 95.14% of the voting rights of Fangguan Electronics’ shareholders have been transferred to the Company so that the Company has effective control over Fangguan Electronics and has the power to direct the activities of Fangguan Electronics that most significantly impacts the Group's economic performance.

Through business operation agreement with the Shareholders of Fangguan Electronics, the Company shall direct the business operations of Fangguan Electronics, including, but not limited to, adopting corporate policy regarding daily operations, financial management, and employment, and appointment of directors and senior officers of Fangguan Electronics.

Through the exclusive technical support service agreement with the shareholders of Fangguan Electronics, the Company together with the relevant subsidiaries, shall provide Fangguan Electronics with necessary technical support and assistance as the exclusive provider. And at the request of the Company, Fangguan Electronics shall pay the performance fee, the depreciation and the service fee to the Company. The performance fee shall be equivalent to 5% of the total revenue of Fangguan Electronicsin any Calendar year. The depreciation amount on equipment shall be determined by accounting rules of China. The Company has the right to set and revise annually this service fee unilaterally with reference to the performance of Fangguan Electronics.

The service fee that the Company is entitled to earn shall be the total business incomes of the whole year minus performance fee and equipment depreciation. This agreement allows the Company to collect 100% of the net profits of Fangguan Electronics. Except for technical support, the Company and its subsidiaries did not provide, nor does it intend to provide, any financial or other support either explicitly or implicitly during the periods presented to its variable interest entity.

If facts and circumstances change such that the conclusion to consolidate the Fangguan Electronics has changed, the Group shall disclose the primary factors that caused the change and the effect on the Group’s financial statements in the periods when the change occurs.

There are no restrictions on the consolidated Fangguan Electronics’s assets and on the settlement of its liabilities and all carrying amounts of Fangguan Electronics’s assets and liabilities are consolidated with the the financial statements of the Company and its subsidiaries. In addition, the net income of Fangguan Electronics after it became the VIE of the Company is free of restrictions for payment of dividends to the shareholders of the Company.

Assets of Fangguan Electronics that are collateralized or pledged are not restricted to settle Fangguan Electronics' own obligations. The creditors of Fangguan Electronics do not have recourse to the general credit of the Company and its subsidiaries.

Risks associated with the VIE structure

The Company believes that the contractual arrangements with the VIE and the Shareholders of VIE are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

•	discontinue or restrict the operations of any related-party transactions between the Company’s PRC subsidiary and its VIE;
•	limit the Group’s business expansion in China by way of entering into contractual arrangements;
•	impose fines or other requirements with which the Company’s PRC subsidiary and its VIE may not be able to comply;
•	require the Company or the Company’s PRC subsidiary and its VIE to restructure the relevant ownership structure or operations; or
•	restrict or prohibit the Group’s use of the proceeds from public offering to finance the Group’s business and operations in China.

The Group’s ability to conduct its business through its VIE may be negatively affected if the PRC government were to carry out any of the aforementioned actions. As a result, the Company may not be able to consolidate its VIE in its consolidated financial statements as it may lose the ability to exert effective control over its VIE and its respective shareholders and it may lose the ability to receive economic benefits from its VIE. The Company, however, does not believe such actions would result in the liquidation or dissolution of the Company, its PRC subsidiaries and its VIE. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of its VIE were included in the accompanying consolidated financial statements after elimination of intercompany transactions and balances:

	Balance as of September 30, 2021	Balance as of June 30, 2021
Cash and cash equivalents	$486,864	$702,979
Notes receivable	150,393	76,743
Accounts receivable - non-related parties	3,895,111	3,638,354
Inventory	4,129,367	4,899,831
Advances to suppliers - non-related parties	165,915	749,975
Prepaid expenses and other current assets	26,044	62,251
Total Current Assets	8,853,694	10,130,133

Property, plant and equipment, net	6,637,681	6,787,525
Intangible assets, net	1, 494,557	1, 508,583
Deferred tax assets	49,909	50,105
Total Assets	$17,035,841	$18,476,346

Short-term bank loan	$1,541,925	$904,832
Accounts payable	2,631,425	3,960,792
Advance from customers	101,562	150,110
Due to related parties	1,877,775	2,349,518
Accrued expenses and other current liabilities	77,330	49,968
Total Current Liabilities	6,230,017	7,415,220
Total Liabilities	$6,230,017	$7,415,220

	For the Three Months Ended September 30,
	2020	2021
Revenue (*)	$2,821,243	$4,550,387
Net (loss) income	(92,134)	(212,565)
Net cash provided by (used in) operating activities	(293,271)	(220,730)
Net cash used in investing activities	(23,267)	(221,348)
Net cash provided by financing activities	292,387	167,705

(*)	Revenue generated by the VIE are primarily from manufacturing and trading LCM and LCD screens.

During the three months ended September 30, 2021 and 2020, the VIE did not have any material related party transactions with other subsidiaries of the Company.

Under the contractual arrangements with the VIE, the Company has the power to direct activities of the VIE and can have assets transferred out of the VIE under its control. Therefore, the Company considers that there is no asset in any of the VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves. As all VIE are incorporated as limited liability companies under the Company Law of the PRC, creditors of the VIE do not have recourse to the general credit of the Company or its subsidiaries for any of the liabilities of the VIE.

Currently, there is no contractual arrangement which requires the Company or its subsidiaries to provide additional financial support to the VIE.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	Balance as of September 30, 2021	Balance as of June 30, 2021
Raw materials	$1,273,051	$1,314,020
Work-in-process	2,377,376	3,367,716
Finished goods	1,031,316	772,635
Total Inventories	$4,681,743	$5,454,371

The Group recorded no inventory markdown for the three months ended September 30, 2021 and 2020.

NOTE 5- OPERATING LEASE

For the three months ended September 30, 2021, the Group had one real estate operating leases for office and warehouse under the terms of one year.

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

The Group made an accounting policy election not to recognize lease assets and liabilities for the leases listed above as all lease terms are 12 months or shorter.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	September 30, 2021	June 30, 2021

Buildings	$5,053,544	$5,073,335
Machinery and equipment	3,254,892	3,216,474
Office equipment	75,815	75,374
Automobiles	172,415	173,090
Subtotal	8,556,666	8,538,273
Less: Accumulated depreciation	(1,914,214)	(1,745,958)
Property, plant and equipment, net	$6,642,452	$6,792,315

Depreciation expense related to property, plant and equipment was $175,408 and $165,210 for the three months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and June 30, 2021, buildings were pledged as collateral for bank loans (See Note 8).

NOTE 7– INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2021	June 30, 2021

Land use right	$1,574,594	$1,580,761
Computer software	29,788	29,905
Subtotal	1,604,382	1,610,666
Less: Accumulated amortization	(109,825)	(102,083)
Intangible assets, net	$1,494,557	$1,508,583

Amortization expense related to intangible assets was $8,156 and $7,316 for the three months ended September 30, 2021 and 2020, respectively.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of September 30, 2021 and June 30, 2021, land use right was pledged as collateral for bank loans (See Note 8).

NOTE 8 – SHORT-TERM BANK LOAN

The Company’s short-term bank loans consist of the following:

		September 30, 2021	June 30, 2021
Loan payable to Industrial Bank, due October 2021	(2)	$346,966	$348,924
Loan payable to Industrial Bank, due July 2022	(3)	554,337	0
Loan payable to Industrial Bank, due July 2022	(4)	640,622	0
Loan payable to Industrial Bank, due August 2021	(1)	0	556,508

Total		$1,541,925	$904,832

(1)	During August 2020, Fangguan Electronics issued a one-year commercial acceptance bill with amount of approximately US$556,508 (RMB3,595,096) and maturity date at August 6, 2021.

During September 2020, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$464,389 (RMB3,000,000) and maturity date at March 9, 2021. On August 11, 2020 and September 10, 2020, the two commercial acceptance bills were discounted with Industrial Bank at an interest rate of 3.80% and the balance of the two commercial acceptance bills converted to bank loans with Industrial Bank based on a mutual agreement from both parties. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. In March 2021, Fangguan Electronics repaid the commercial acceptance bill of approximately US$464,389 (RMB3,000,000) in full upon maturity. In August 2021, Fangguan Electronics repaid the commercial acceptance bill of approximately US$553,987 (RMB3,595,096) in full upon maturity.

(2)	During April 2021, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$346,966 (RMB2,250,212) and maturity date at October 13, 2021. On April 13, 2021, the commercial acceptance bill was discounted with Industrial Bank at an interest rate of 3.85% and the balance of the commercial acceptance bill converted to bank loan with Industrial Bank based on a mutual agreement from both parties. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. In October 2021, Fangguan Electronics repaid the commercial acceptance bill of approximately US$346,966 (RMB2,250,212) in full upon maturity.

(3)	On July 28, 2021, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$554,337 (RMB3,595,096) for a year until July 27, 2022 with annual interest rate of 3.85%. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

(4)	On July 28, 2021, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$640,622(RMB4,154,692) for a year until July 27, 2022 with annual interest rate of 3.85%. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

NOTE 9 - STOCKHOLDERS' EQUITY

Stock Issued for Conversion of Convertible Debt

During the three months ended September 30, 2020, the Company issued a total of 2,326,652 shares of common stock for the conversion of debt in the principal amount of $189,826 together with all accrued and unpaid interest, according to the conditions of the convertible notes. All these conversions resulted in a total loss on extinguishment of debt of $149,231 for the three months ended September 30, 2020.

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

In connection with the issuance of promissory note, on July 8 , 2021, the Company issued 300,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $51,000 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the three months ended September 30, 2021.(See Note 14)

NOTE 10 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the three months ended September 30, 2021 and 2020, the Group did not purchase from any related party.

Advances to suppliers - related parties

Lisite Science made advances of $434,506 and $434,200 to Keenest for future purchases as of September 30, 2021 and June 30, 2021,respectively.

Sales to related party

During the three months ended September 30, 2021 and 2020, the Group did not sell to any related party.

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

Due to related parties

Due to related parties represents the certain advances to the Group by related parties. The amounts are non-interest bearing, unsecured and due on demand.

		September 30, 2021	June 30, 2021

Ben Wong	(1)	$143,792	$143,792
Yubao Liu	(2)	299,294	352,236
Xin Sui	(3)	2,016	2,016
Baozhen Deng	(4)	45,100	45,276
Jialin Liang	(6)(11)	1,375,083	1,844,857
Xuemei Jiang	(7)(10)	552,009	554,171
Shikui Zhang	(8)	64,975	58,961
Biao Shang	(5)	19,727	19,804
Changyong Yang	(9)	38,744	32,705
		$2,540,740	$3,053,818

(1)	Ben Wong was the former controlling shareholder (before April 20, 2017) of Shinning Glory, which holds majority shares in the Company.

(2)	Yubao Liu has been the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in the Company. He also serves as director of the Company.

(3)	Xin Sui serves as director of Welly Surplus.

(4)	Baozhen Deng is a stockholder of the Company, who owns approximately 0.7% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5)	Biao Shang is a stockholder of the Company and serves as director of Fangguan Photoelectric.

(6)	Jialin Liang is a stockholder of the Company, serves as the president, CEO, and director of Fangguan Electronics and director of the Company.

(7)	Xuemei Jiang is a stockholder of the Company and serves as director of both Fangguan Electronics and the Company.

(8)	Shikui Zhang is a stockholder of the Company and serves as the general manager of Shizhe New Energy since May 2019.

(9)	Changyong Yang is a stockholder of the Company,who owns approximately 1.3% of the Company’s outstanding common stock,and the owner of Keenest.

(10)	The liability represents the advances to Fangguan Electronics by Xuemei Jiang at the acquisition date of Fangguan Electronics (December 27, 2018). Thereafter Ms.Jiang neither made any further advance nor was refunded.

(11)	At the acquisition date of Fangguan Electronics (December 27, 2018), the advances to Fangguan Electronics by Jialin Liang amounted to be approximately $5.8 million (RMB39,581,883), among which approximately $4.4 million (RMB30,000,000) was used for debt for equity swap by Mr.Liang during the capital increase of Fangguan Electronics occurred in March 2019. Thereafter Mr.Liang continued making advances to Fangguan Electronics.

During the three months ended September 30, 2021, the refund to Mr. Liang by Fangguan Electronics was $469,744(RMB3,000,000)

During the three months ended September 30, 2021, setting off the further advance by Mr Liu, the net refund to Mr Liu was approximately $52,942 by the Company.

During the three months ended September 30, 2021, Baozhen Deng was refunded $176 to Baileqi Electronic. Shikui Zhang advanced approximately $6,014 to Shizhe New Energy. Changyong Yang, a stockholder of the Company, advanced approximately $6,039 to Lisite Science.

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

NOTE 11– CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Group’s revenues (goods sold and services) and its outstanding balance of accounts receivable are presented as follows:

	For the Three Months Ended September 30, 2021		As of September 30, 2021
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$1,195,569	26%	$421,869	8%
Customer B	760,285	17%	190,178	4%
Total	$1,955,854	43%	$612,047	12%

	For the Three Months Ended September 30, 2020		As of September 30, 2020
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$633,987	21%	$229,358	8%
Customer B	320,329	11%	581,857	19%
Total	$954,316	32%	$811,215	27%

All customers of the Group are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Group’s total purchases (materials and services) and its outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended September 30, 2021		As of September 30, 2021
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$744,091	20%	$227,226	6%
Supplier B	527,488	14%	111,259	3%
Total	$1,271,579	34%	$338,485	9%

	For the Three Months Ended September 30, 2020		As of September 30, 2020
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$295,598	12%	$0	0%
Supplier B	289,746	12%	161,945	8%
Supplier C	287,297	12%	145,338	7%
Total	$872,641	36%	$307,283	15%

All suppliers of the Group are located in the PRC.

NOTE 12- INCOME TAXES

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Group operates in United States of America, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate.

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America and subject to the corporate tax rate of 21% on its taxable income.

For the three months ended September 30, 2021 and 2020, the Company did not generate income in United States of America and no provision for income tax was made. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three-year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2016 and after were still open to audit as of September 30, 2021.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the three months ended September 30, 2021 and 2020, there is no assessable income chargeable to profit tax in Hong Kong.

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

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 21% to the Group's effective tax rate is as follows:

	For the three months ended September 30,
	2021	2020

Tax (benefit) at U.S. statutory rate	$(106,511)	$(115,199)
Tax rate difference between foreign operations and U.S.	10,390	12,766
Change in valuation allowance	204,353	41,924
Permanent difference	(75,229)	44,250
Effective tax (benefit)	$33,003	$(16,259)

The provisions for income taxes (benefits) are summarized as follows:

	For the three months ended September 30,
	2021	2020
Current	$33,003	$8,718
Deferred	0	(24,977)
Total	$33,003	$(16,259)

As of September 30, 2021, the Group has approximately $3,711,778 net operating loss carryforwards available in the U.S, Hong Kong and China to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets resulted from net operating loss carryforward cannot be utilized in the future because there will not be significant future earnings from the entities which generated the net operating loss. Therefore, the Group recorded a full valuation allowance on its deferred tax assets resulted from net operating loss carryforward as of September 30, 2021.

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

For purposes of the inclusion of GILTI, the Company determined that the Company did not have tax liabilities resulting from GILTI for the three months ended September 30, 2021 and 2020 due to net operating loss carryforwards available in the U.S. Therefore, there was no accrual of GILTI liability as of September 30, 2021 and June 30, 2021.

The extent of the Group’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. The Group recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.

NOTE 13 - CONVERTIBLE DEBT

Convertible notes

Convertible notes payable balance was zero as of September 30 and June 30, 2021.

For the three months ended September 30, 2021 and 2020, the Company recorded the amortization of debt discount of $0 and $114,214 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

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

There was no any movement for the change of derivative liabilities during the three months ended September 30, 2021, and the balance of derivative liabilities was $0 at September 30, 2021

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model during the three months ended September 30, 2020, using the following assumptions:

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

On December 21, 2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the exercise of warrants in full. The exercise of warrants resulted in a loss of $67,028 for the three months ended September 30, 2021. After this exercise, FirstFire Global Opportunities Fund, LLC is not entitled to any warrant to purchase shares.

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

The details of the outstanding warrants for the three months ended September 30, 2021 and 2020 are as follows:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (years)
Outstanding at July 1, 2021	68,750	$2.80	3.53
Granted	0	0	0
Exercised or settled	0	0	0
Cancelled or expired	0	0	0
Outstanding at September 30, 2021	68,750	2.8	3.28

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (years)
Outstanding at July 1, 2020	229,166	$2.68	4.20 to 4.53
Granted	0	0	0
Exercised or settled	0	0	0
Cancelled or expired	0	0	0
Outstanding at September 30, 2020	229,166	$2.68	3.95 to 4.28

NOTE 14– PROMISSORY NOTE

Schedule of promissory note

		Note Balance	Debt Discount	Carrying Value
Labrys Fund, LP	(1)	$90,000	$26,166	$63,834
Labrys Fund, LP	(2)	325,000	67,554	257,446
FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	(3)	500,000	86,135	413,865
Total		$915,000	$179,855	$735,145

(1)	On December 21, 2020, the Company issued a self-amortization promissory note to Labrys Fund, L.P in the aggregate principal amount of $300,000. The promissory note is due on or before December 21, 2021 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,052,239 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on December 31, 2020 and received $253,500 in cash after deducting an OID in the amount of $30,000, legal fees of $3,000 and other costs of $13,500. The self-amortization promissory note has an amortization schedule of $35,000 payment at each month end beginning on April 23, 2021 through December 21, 2021.

In connection with the issuance of promissory note, on December 31, 2020, the Company issued 447,762 shares of common stock (the “First Commitment Shares”) and 1,119,402 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $68,060 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par. (See Note 9)

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

In connection with the issuance of promissory note, on March 10, 2021, the Company issued 417,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $87,153 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par . (See Note 9)

(3)	On July 5, 2021, the Company issued a self-amortization promissory note to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC in the aggregate principal amount of $500,000. The promissory note is due on or before July 6, 2022 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 6,562,500 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on July 15,2021 and received $437,500 in cash after deducting an OID in the amount of $50,000 and other costs of $12,500. The self-amortization promissory note has an amortization schedule of $58,333.33 payment at each month beginning November 9, 2021 through July 6, 2022.

In connection with the issuance of promissory note, on July 8 , 2021, the Company issued 300,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $51,000 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the three months ended September 30, 2021.(See note9)

For the three months ended September 30, 2021, the Company recorded the amortization of debt discount of $95,326 for the self-amortization promissory notes issued, which was included in other income and expense in the consolidated statement of comprehensive income (loss).

NOTE 15 – SEGMENT INFORMATION

The Group’s business was classified by management into three reportable business segments (smart energy, photoelectric display and service contracts) before March 31,2021 and into four segments (smart energy, photoeletric display, service contract and lithium battery-related business )after March 31,2021 supported by the administrative function which conducts activities that are non-segment specific. The smart energy reportable segment derives revenue from the sales of portable power banks that is intended to be utilized as a power source for electronic devices such as the iphone, ipad, mp3/mp4 players, PSP gaming systems, and cameras. The photoelectric display reportable segment derives revenue from the sales of LCM and LCD screens manufactured for small devices such as video capable baby monitors, electronic devices such as tablets and cell phones, and for use in televisions or computer monitors. The service contracts reportable segment derives revenue from providing IT and solution-oriented services.The lithium battery -related business reportable segment derives revenue from trading lithium battery packs and furnace used in firing for lithium battery,etc. Unallocated items comprise of mainly corporate expenses and corporate assets.

Although all of the Group’s revenue is generated from PRC, the Group is organizationally structured along business segments. The accounting policies of each operating segments are same and are described in Note 2, “Summary of Significant Accounting Policies”.

The following tables provide the business segment information for the three months ended September 30, 2021 and 2020.

	For the three months ended September 30, 2021
	Lithume battery-related	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$0	$0	$4,550,387	$0	$0	$4,550,387
Cost of Revenues	0	0	4,186,636	0	0	4,186,636
Gross profit (loss)	0	0	363,751	0	0	363,751
Operating expenses	11,781	2,410	678,573	6,300	178,256	877,320
Income (loss) from operations	(11,781)	(2,410)	(396,283)	(6,300)	(178,256)	(595,030)
Net income (loss)	$(13,921)	$(2,491)	$(225,062)	$(6,300)	$(292,425)	$(540,199)

	For the three months ended September 30, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$0	$2,957,025	$1,440	$0	$2,958,465
Cost of Revenues	0	2,671,405	9,984	0	2,681,389
Gross profit	0	285,620	(8,544)	0	277,076
Operating expenses	2,685	352,277	9,625	90,101	454,688
Income (loss) from operations	2,685	(66,657)	(18,169)	(90,101)	(177,612)
Net income (loss)	$(2,684)	$(88,484)	$(18,168)	$(422,970)	$(532,306)

NOTE 16- COMMITMENTS AND CONTINGENCIES

Lease commitment

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $295 (RMB2,000) until July 20, 2022.

The future minimum lease payments for non-cancelable operating leases held by the Group as of September 30, 2021 was $295, which will be paid during the year ended June 30, 2022.

NOTE 17- SUBSEQUENT EVENTS

 On October 4, 2021, the Company issued a total of 29,106,000 restricted shares of common stock to 12 individual subscribers for an aggregate purchase price of $3,492,720 at $0.12 per share, according to the conditions of the subscription agreements signed between the Company and subscribers.

On November 13, 2021, the Company and individual subscribers agreed to a voluntary unwinding of the forementioned transaction related to the subscription and purchase of an aggregate 29,106,000 shares. The Company is in the process of entering into cancellation agreements with each individual pursuant to which all funds shall be returned to the investors and all shares shall be returned to our transfer agent for cancellation. Immediately prior to the decision, the Registration Statement related to the shares was voluntarily withdrawn by the Company.

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

“Ionix“, "the Company,” “we,”or “our”are to Ionix Technology, Inc.a company incorporated in Nevada with limited liability on March 11, 2011.

And “the Group,”or “our Group,” are to the Company, and, where the context requires ,its consolidated subsidiaries, including its variable interest entities and their subsidiaries, from time to time;

“variable interest entities,or"VIE" are to Changchun Fangguan Electronics Technology Co., Ltd. (“Fangguan Electronics”),a company incorporated under the laws of the PRC on June 28,2006, which has been controlled through VIE agreements by the Company since December 27, 2018. Fangguan Electronics is our variable interest entity, the financial results of which are consolidated into our consolidated financial statements as if it is our subsidiary.

Ionix is the entity in which investors are purchasing their interest.

The investors and the potential investors are advised to exercise causation when trading in the shares of Ionix Technology, Inc. because of the following factors:

The Company is not a Chinese operating company but a Nevada holding company with operations conducted by the subsidiaries of the Company and through contractual arrangements with a variable interest entity (VIE) based in China. This structure involves unique risks to investors. Even for the Group the VIE structure is not used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies, investors of the Company may still never directly hold equity interests in the VIE. Chinese regulatory authorities could disallow this structure, which would likely result in a material change in the Company's operations and/or value of the common stock of the Company, including that it could cause the value of such securities to significantly decline or become worthless.

See “Risks associated with the VIE structure” in the footnotes section entitled “NOTE 3 - VARIABLE INTEREST ENTITY of this 10Q for a discussion of certain risk factors that should be considered by the potential investors or the investors of the Company.

Legal And Operational Risks Associated with being Based In China

Risks Related to new laws,or regulations of PRC

The constant developments in the political and economic policies of the PRC government which may materially and adversely affect the Group's business, financial condition and results of operations

All of the Group's operations are conducted in the PRC, and are governed by PRC laws, rules and regulations.

Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China.

Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to the Company and its shareholders.

The PRC legal system is based on written statutes .Its court decisions have limited precedential value. The PRC legal system is evolving rapidly, and the interpretations of many laws, regulations and rules may contain inconsistencies and enforcement of these laws, regulations and rules involves uncertainties.

From time to time, the Group may have to resort to administrative and court proceedings to enforce the legal rights of the Group. However, since PRC judicial and administrative authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of a judicial or administrative proceeding than in more developed legal systems. Furthermore, the PRC legal system is based, in part, on government policies and internal rules, some of which are not published in a timely manner, or at all, but which may have retroactive effect. As a result, the Group may not always be aware of any potential violation of these policies and rules. Such unpredictability towards the Group's contractual, property (including intellectual property) and procedural rights could adversely affect the Group 's business and impede its ability to continue the operations.

The relevant new laws,or regulations of PRC issued recently are listed as below:

a.The Opinions on Intensifying Crack Down on Illegal Securities Activities issued on July 6, 2021 called for:

• tightening oversight of data security, crossborder data flow and administration of classified information, as well as amendments to relevant regulation to specify responsibilities of overseas listed Chinese companies with respect to data security and information security;

• enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and

• extraterritorial application of China’s securities laws

These laws and regulations can be complex and stringent, and are subject to change and uncertain interpretation, which may affect the Group's business.

b. On December 19, 2020, Chinese government promulgated the Foreign Investment Security Review Measures, which took effect on January 18, 2021. Under the Foreign Investment Security Review Measures, investments in military, national defense related areas or in locations in proximity to military facilities, or investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, IT, Internet products and services, financial services and technology sectors, are required to be approved by designated governmental authorities in advance. Although the term “investment through other means” is not clearly defined under the Foreign Investment Security Review Measures, we cannot rule out the possibility that control through contractual arrangement may be regarded as a form of actual control and therefore require approval from the competent governmental authority. If the VIE structure of the Group were to be deemed as a method of foreign investment under any future laws, regulations and rules, and because the VIE business operations in our Group were not to fall under the “negative list” for foreign investment, it would not materially adversely affect the Group's current corporate structure, business, financial condition and results of operations.

c. In April 2021, the PRC government released the second draft of the personal information protection law, or the Draft Personal Information Protection Law for public comment. The Draft Personal Information Protection Law provides for various requirements on personal information protection, including legal bases for data collection and processing, requirements on data localization and cross-border data transfer, and requirements for consent and requirements on processing sensitive personal information.

d. In January 2020, the PRC government published the draft amendments to the PRC Anti-monopoly Law, to propose to increase legal liability for certain violations by introducing higher penalties and criminal liabilities for monopolistic behaviors.

The Group (including the VIE whose business are not subject to foreign investment restrictions ) neither involved any IT, Internet products or services , nor had concerns on the monopolistic behaviors and the unauthorized use, loss or leak of user data.

Hence neither the amended PRC Anti-monopoly Law nor the Data Security Law have any impact on the Group’s ability to conduct its business, accept foreign investments, or list on an U.S. or other foreign exchange.

e.In light of recent events indicating greater oversight by the Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, based on the fact that the Group neither possesses any personal information of any users nor makes any procurement of network product, this oversight barely have any impacts on its business. The Group has been fully compliant with the regulations and policies that have been issued by the CAC to date.

Issues on foreign exchange

Ionix is a holding company with no material operations of its own. The Group did conduct our operations primarily through our PRC subsidiaries and the VIE in China. As a result, the Company’s ability to pay dividends depends upon dividends paid by our PRC subsidiaries. If our existing PRC subsidiaries or the VIE incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to the Company. In addition, these PRC subsidiaries are permitted to pay dividends to the Company only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, all the PRC subsidiaries and the VIE in China are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of their registered capital. In addition, the PRC subsidiaries may allocate a portion of their after-tax profits based on PRC accounting standards to enterprise expansion funds and staff bonus and welfare funds at their discretion, and the VIE may allocate a portion of its after-tax profits based on PRC accounting standards to a surplus fund at their discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange of the PRC ("SAFE").Neither the PRC subsidiaries nor VIE have paid any dividends.

PRC regulations relating to investments in offshore companies by PRC residents may limit the Company's ability to inject capital in the PRC subsidiaries or limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits. These risks may have a material adverse effect on the Group's business, financial condition and results of operations.

The Group primarily generate the cash flow directly through the VIE and subsidiaries. The Group have not relied on VIE agreements to transfer cash flow from the VIE to the whole-owned subsidiaries. The Company funded the strategic acquisitions and investments primarily from cash generated from the Group's operations and through debt and equity financing.

We expect to fund additional investments through cash generated from our operations and through debt and equity financing when opportunities arise in the future.

Restrictions on currency exchange or outbound capital flows may limit the Group's ability to utilize the PRC revenue effectively.

All of the Group's revenue is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but requires approval from or registration with appropriate government authorities or designated banks under the “capital account,” which includes foreign direct investment and loans, including loans the Group may secure from the PRC subsidiaries or variable interest entities. Currently, the PRC subsidiaries, that are foreign invested enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to the Company, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate the Group's ability to purchase foreign currencies in the future for current account transactions.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by investment in PRC entities by offshore holding companies, it is possible that the Company is not able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by the Company to the PRC subsidiary or with respect to future capital contributions by the Company to the PRC subsidiary. If we fail to complete such registrations or obtain such approvals, the Group's ability to use the proceeds received from the equity offering and notes offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect the Group's liquidity and ability to fund and expand business.

Governmental control of currency conversion may limit the Group's ability to utilize the revenues effectively and affect the value of the company shareholders' investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. The Group receive substantially all of our revenues in Renminbi.

Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of PRC subsidiaries in China may be used to pay dividends to the company. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, the Company will need to obtain SAFE approval or registration to use cash generated from the operations of the PRC subsidiaries and VIEs to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure if any.

In light of the flood of capital outflows of China in 2016 due to the weakening RMB, the PRC payments outside China in a currency other than Renminbi, PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment.

More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account.

The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Group from obtaining sufficient foreign currencies to satisfy Group's foreign currency demands, the Company may not be able to pay dividends in foreign currencies to the shareholders of the Company.

Within the Group structure

During the term of the equity pledge agreements, the Company has the right to receive all of the dividends and profits distributed from the VIE on the pledged equity interests. The pledge will remain binding until the VIE and the Shareholders of the VIE discharge all their obligations under the contractual arrangements. The Company believes that the each of the contractual arrangements (including the equity pledge agreement ) constitutes valid and legally binding obligations of each party to such contractual arrangements under PRC laws.

However, the interpretation and implementation of the laws and regulations in the PRC and their application on the legality, binding effect and enforceability of contracts are subject to the discretion of competent PRC authorities, and therefore there is no assurance that relevant PRC authorities will take the same position as the Company herein in respect of the legality, binding effect and enforceability of each of the contractual arrangements. Meanwhile, since the PRC legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to the Company to enforce the contractual arrangements should the VIE or the shareholders of the VIE fail to perform their obligations under those arrangements.

The Company currently intend to retain most, if not all, of the Group's available funds and any future earnings to fund the development and growth of the Group's business. As a result, the Company does not expect to pay any cash dividends in the foreseeable future.

Under the exclusive technology support services agreement between the Company and the VIE, the Company does have the exclusive right through the relevant subsidiaries to provide the VIE the consulting and services related to, among other things, research and development, system operation, advertising, internal training and technical support. These VIE shall pay the Company an annual service fee, which are subject to the adjustment by the Company at its sole discretion. This agreement will remain effective with no express expiration unless as earlier terminated in writing by the Company (or through the relevant subsidiary if applicable) and the VIE.

The Group primarily generate the cash flow directly through our VIE and subsidiaries, and does not rely on the VIE agreements to transfer cash flow from the VIE to the whole-owned subsidiaries or the Company.The Group funded our strategic acquisitions and investments primarily from cash generated from the operations and through debt and equity financing.

And the Group does expect to fund additional investments through cash generated from the operations and through debt and equity financing when opportunities arise in the future. And none of any transfers, dividends, or distributions have been made to date.

Results of Operation for the Three Months Ended September 30, 2021 and 2020

The first three quarters of calendar year 2021 were challenging and disruptive for the world, with the COVID-19 pandemic adding to the headwind of an already challenging global economy. Almost no industry was unaffected by the pandemic. The unprecedentedly adverse global operating environment had a major impact on the Group's business.

Nevertheless, the Group survived and thrived against all odds. With the gradual stabilization of the domestic photoelectric display industry, the Group especially the VIE would anticipate a steady increase in the sales.

Based on the Group’s well-established reputation in the market, management of the Company believes that the demand for the Group products would increase during the economic rebounding and the overall financial and business positions of the Company would remain sound, and the Company is well positioned to take advantage of any upturn in the market.

Considering that such effects of COVID-19 is temporary and will not have major impact on the long-term performance , the Group believes that the increase in turnover of the VIE as caused by the gradual recovery of the economy of PRC , would maintain in the future. As such, the Group remains cautiously optimistic about its sustainable development.

Given the dynamic nature of the COVID-19 outbreak, it is not practicable to provide a reasonable estimate of its impacts on the Group’s financial position, cash flows and operating results at the present.

Revenues

During the three months ended September 30, 2021, COVID-19 the gradual recovery of revenue that was ever expected previously already realized.

During the three months ended September 30, 2021 and 2020, total revenues of the Group were $4,550,387 and $2,958,465 respectively. The total revenues increased by $1,591,922 or 54% from the three months ended September 30, 2020 to the three months ended September 30, 2021.

Among the significant increase of $1,594,922 in total revenues for the three months ended September 30, 2021, the increase of $1,729,144 came from the increase in revenue of Fangguan Electronics which was acquired on December 27, 2018.

The increase in total revenues during the three months ended September 30, 2021 was attributed to the recovery in the fact that the impact of COVID-19 pandemic has alleviated, resulting in the rebound of the economy and the increased operating revenue

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the three months ended September 30, 2021 and 2020, the total cost of revenues was $4,186,636 and $2,681,389 respectively. The total cost of revenues increased by $1,505,247 or 56% from the three months ended September 30, 2020 to the three months ended September 30, 2021.

Among the significant increase of $1,505,247 in total cost of revenues for the three months ended September 30, 2021, the increase of $1,633,658 came from the increase in cost of revenue of Fangguan Electronics which was acquired on December 27, 2018.

The increase in cost of revenues can be directly attributed to the increase of revenues.

Gross Profit

During the three months ended September 30, 2021 and 2020, the gross profit was $363,751 and $277,076 respectively.

The gross profit increased by 31% from the three months ended September 30, 2020 to the three months ended September 30, 2021. Our gross profit margin was 8% during the three months ended September 30, 2021 as compared to 9% for the three months ended September 30, 2020. Such decrease is mainly due to the severe competition that led to slightly lower gross margin during the three months ended September 30, 2021.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended September 30, 2021 and 2020, selling, general and administrative expenses were $579,546 and $308,503 respectively.

The increase in selling, general and administrative expenses can be attributed to the fact that the the Group especially Fangguan Electronics devoted greater efforts on market development to secure more business the severe competition during the three months ended September 30, 2021.

Research and Development Expenses

Our research and development expenses are mainly comprised of payroll expenses of research staff, costs of materials used for research and other miscellaneous expenses.

During the three months ended September 30, 2021 and 2020, research and development expenses were $297,774 and $146,185 respectively. All research and development expenses were incurred by Fangguan Electronics..

The increase in research and development expenses during the three months ended September 30, 2021 can be attributed to the increase of materials expenditures used for research during the three months ended September 30, 2021.

Other Incomes (Expenses)

Other expenses consisted of interest expense, net of interest income. Other incomes consisted primarily of subsidy income and gain on extinguishment of debt, net of loss on extinguishment of debt. Change in fair value of derivative liability was an expense for the three months ended September 30, 2021 and an income for the three months ended September 30, 2020.

During the three months ended September 30, 2021 and 2020, other incomes (expenses) were $6,373 and $(370,953) respectively. The other incomes increased by $377,326 from the three months ended September 30, 2020 to the three months ended September 30, 2021.

The difference of interest expense was mainly due to the decrease of debt discount as the convertible notes either approached the maturity date or were settled during the three months ended September 30, 2021 as compared with the corresponding period of 2020.

The subsidy income was government subsidies received by Fangguan Electronics and Baileqi Electronic during the three months ended September 30, 2021 and 2020.

The change in fair value of derivative liability can be attributed to the fact that there were convertible notes during the three months ended September 30, 2020 while there is no any convertible note during the three months ended September 30, 2021.

The loss on extinguishment of debt of $149,231 can be attributed to the conversion of convertible notes to 2,326,652 common shares in the principal amount of $175,499 together with $9,411 of accrued and unpaid interest during the three months ended September 30, 2020. No convertible notes were converted during the same period of 2021.

Net Income (Loss)

During the three months ended September 30, 2021 and 2020, the net income (loss) of the Group was $(540,199) and $(532,306), respectively. The total net loss increased by $7,893 or 1% from the three months ended September 30, 2020 to the three months ended September 30, 2021.

The increase in net loss from the three months ended September 30, 2020 to the three months ended September 30, 2021 is primarily attributed to the fact that the Group especially Fangguan Electronics devoted greater efforts on market development to secure more business in the severe competition during the three months ended September 30, 2021.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the three months ended September 30, 2021, net cash used in operating activities was $383,133 compared to the cash used in operating activities of $258,698 for the three months ended September 30, 2020. The change was mainly due to a decrease in accounts payable and an increase in accounts receivable,partially offset by a decrease in inventory during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Cash Flow from Investing Activities

During the three months ended September 30, 2021, net cash used in investing activities was $203,308 compared to net cash used in investing activities of $148,835 during the three months ended September 30, 2020. The change was primarily due to the fact that there were more purchase of equipments during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Cash Flow from Financing Activities

During the three months ended September 30, 2021, cash provided by financing activities was $288,240 compared to net cash provided by financing activities of $282,652 during the three months ended September 30, 2020. The change was primarily due to the further advances from the major shareholders of the Company, the proceeds from issuance of promissory notes ,and the proceeds from bank loans during the three months ended September 30, 2021.

As of September 30, 2021, we have a working capital of $2,672,585.

Our total current liabilities as of September 30, 2021 were $9,405,845 and mainly consisted of $1,541,925 for short-term bank loans, $3,648,770 in accounts payable, the amount due to related parties of $2,540,740, advance from customers of $284,835 and the self-amortized promissory notes of $735,142. The Company’s major shareholder is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. The Group had an accumulated deficit of $684,608 as of September 30, 2021. The Group incurred loss from operation and did not generate sufficient cash flow from its operating activities for the three months ended September 30, 2021. These factors, among others, raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Group plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of the business plan and operations. The Group is also pursuing other revenue streams which could include strategic acquisitions or possible joint ventures of other business segments. However, no assurance can be given that the Group will be successful in raising additional capital.

Future Financings

The Group considers taking on any long-term or short-term debt from financial institutions in the immediate future. Besides for the bank funding, the Group are dependent upon the directors and the major shareholderShareholders of the Company to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Group may not be able to implement our plan of operations. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Group be unable to continue in operation.

Off-Balance Sheet Arrangements

The Group does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Group’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The critical accounting policies of the Group are disclosed Note 2 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Group’s financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2021, which were identified in connection with our management’ evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Group is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Group's registered public accounting firm has not attested to Management's reports on the Group's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Group may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Group cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

The Group knows of no material, existing or pending legal proceedings against the Group, nor is the Group involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Group's interest.

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

On October 4, 2021, the Company issued a total of 29,106,000 restricted shares of common stock to 12 individual subscribers for an aggregate purchase price of $3,492,720 at $0.12 per share, according to the conditions of the subscription agreements signed between the Company and subscribers.

On November 13, 2021, the Company and individual subscribers agreed to a voluntary unwinding of the forementioned transaction related to the subscription and purchase of an aggregate 29,106,000 shares. The Company is in the process of entering into cancellation agreements with each individual pursuant to which all funds shall be returned to the investors and all shares shall be returned to our transfer agent for cancellation. Immediately prior to the decision, the Registration Statement related to the shares was voluntarily withdrawn by the Company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation, dated March 11, 2011	Filed with the SEC on October 13, 2017 as part of our Annual Report on Form 10-K
3.01b	Certificate of Amendment to Articles of Incorporation, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation, dated December 3, 2015	Filed with the SEC on December 10, 2015 as part of our Current Report on Form 8-K
3.01d	Certificate of Amendment to Articles of Incorporation, dated June 7,2021	Filed with the SEC on June 11, 2021 as part of our Current Report on Form 8-K
3.02a	Bylaws	Filed with the SEC on August 23, 2011 as an exhibit to our Registration Statement on Form 10.
3.02b	Amended Bylaws, dated August 7, 2014	Filed with the SEC on September 3, 2014 as part of our Current Report on Form 8-K
10.01	Manufacturing Agreement, dated as of August 19, 2016, by and between Jiangxi Huanming Technology Limited Company and XinyuIonix Technology Company Limited.	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.02	Share Transfer Agreement, dated as of August 19, 2016, by and between GuoEn Li and Well Best International Investment Limited	Filed with the SEC on August 24, 2016 as part of our Current Report on Form 8-K
10.03	Share Purchase Agreement dated December 27, 2018 by and between Ionix Technology, Inc., Changchun Fangguan Electronics Technology Co., Ltd. and the shareholders of Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.04	Business Operation Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.05	Exclusive Technical Support Service Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd. and Changchun Fangguan Electronics Technology Co., Ltd.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.06	Equity Interest Purchase Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Ltd., Changchun Fangguan Electronics Technology Co., Ltd., Jialin Liang and Xuemei Jiang.	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.07	Equity Interest Pledge Agreement dated December 27, 2018 by and between Changchun Fangguan Photoelectric Display Technology Co., Jialin Liang and Xuemei Jiang	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K

10.08	Power of Attorney Agreement dated December 27, 2018 by Xuemei Jiang	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.09	Power of Attorney Agreement dated December 27, 2018 by Jialin Liang	Filed with the SEC on December 27, 2018 as part of our Current Report on Form 8-K
10.10	Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements (Filed herewith)	File with SEC on January 5, 2021 as part of our Current Report on Form 8-K
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Ionix Technology, Inc.

Date: November 15, 2021	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: November 15, 2021	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer (Principal
Financial and Principal Accounting Officer)

Date: November 15, 2021	By:	/s/ Yang Yan
	Name:	Yang Yan
	Title:	President and Treasurer

Date: November 15, 2021	By:	/s/ Yubao Liu
	Name:	Yubao Liu
	Title:	Director

Date: November 15, 2021	By:	/s/ Jialin Liang
	Name:	Jialin Liang
	Title:	Director

Date: November 15, 2021	By:	/s/ Xuemei Jiang
	Name:	Xuemei Jiang
	Title:	Director

Date: November 15, 2021	By:	/s/ Yongping Wang
	Name:	Yongping Wang
	Title:	Independent Director

Date: November 15, 2021	By:	/s/ Yongsheng Fu
	Name:	Yongsheng Fu
	Title:	Independent Director

Date: November 15, 2021	By:	/s/ Zhenyu Wang
	Name:	Zhenyu Wang
	Title:	Independent Director

Date: November 15, 2021	By:	/s/ Xiaolin Wei
	Name:	Xiaolin Wei
	Title:	Independent Director

Date: November 15, 2021	By:	/s/ Liyan Wang
	Name:	LiyanWang
	Title:	Independent Director

