Form 10-Q
period 2021-12-31
IONIX TECHNOLOGY, INC.
filed 2022-02-14
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 14, 2022, there were 174,176, 656 shares of common stock issued and outstanding, par value $0.0001 per share.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,412,293	$731,819
Notes receivable	69,193	76,743
Accounts receivable	5,463,523	4,936,974
Inventory	4,779,554	5,454,371
Advances to suppliers - non-related parties	499,653	782,481
- related parties	439,948	434,200
Prepaid expenses and other current assets	583,572	478,830
Total Current Assets	13,247,736	12,895,418

Property, plant and equipment, net	6,621,637	6,792,315
Intangible assets, net	1,511,992	1,508,583
Long-term prepaid expenses	561,362	491,015
Deferred tax assets	50,768	50,105
Total Assets	$21,993,495	$21,737,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$1,568,455	$904,832
Accounts payable	3,278,316	4,942,881
Advance from customers	283,893	334,101
Promissory notes payable, net of debt discount and loan cost	780,166	533,316
Due to related parties	3,027,297	3,053,818
Accrued expenses and other current liabilities	231,849.00	117,450
Total Current Liabilities	9,169,976	9,886,398
Total Liabilities	9,169,976	9,886,398

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 395,000,000 shares authorized， 173,031,156 and 164,041,058 shares issued and outstanding as of December 31, 2021 and June 30, 2021 respectively	17,303	16,404
Additional paid in capital	12,225,893	10,786,792
Retained earnings (accumulated deficit)	-782,353	-144,409
Accumulated other comprehensive income (loss)	920,215	749,790
Total Stockholders' Equity attributable to the Company	12,381,558	11,409,077
Noncontrolling interest	441,961	441,961
Total Stockholders’ Equity	12,823,519	11,851,038
Total Liabilities and Stockholders’ Equity	$21,993,495	$21,737,436

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Revenues (See Note 2 and Note 10 for related party amounts)	$3,943,301	$2,982,883	$8,493,688	5,941,348

Cost of Revenues (See Note 10 for related party amounts)	3,553,167	2,588,055	7,739,803	5,269,444

Gross profit	390,134	394,828	753,885	671,904

Operating expenses
Selling, general and administrative expense	216,900	349,398	796,446	657,901
Research and development expense	99,845	131,055	397,619	277,240
Total operating expenses	316,745	480,453	1,194,065	935,141

Income (loss) from operations	73,389	-85,625	-440,180	-263,237

Other income (expense):
Interest expense, net of interest income	-142,469	-45,499	-262,326	-219,733
Subsidy income	21,028	922	147,258	14,086
Change in fair value of derivative liability	-	-586,980	-	-647,632
Gain (loss) on extinguishment of debt	-15,000	351,819	-15,000	202,588
Total other income (expense)	-136,441	-279,738	-130,068	-650,691

Income (loss) before income tax expense (benefit)	-63,052	-365,363	-570,248	-913,928
Income tax expense (benefit)	34,693	-9,245	67,696	-25,504
Net income (loss)	-97,745	-356,118	-637,944	-888,424

Other comprehensive income (loss)
Foreign currency translation adjustment	220,348	464,870	170,425	895,151
Comprehensive loss	122,603	108,752	-467,519	6,727
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	-
Comprehensive loss attributable to common stockholders of the Company	$122,603	$108,752	$-467,519	6,727

Earnings (Loss) Per Share - Basic	$-0.00	$-0.00	$-0.00	-0.01
Weighted average number of common shares outstanding - Basic	139,229,584	128,017,085	139,560,941	121,402,466

Earnings (Loss) Per Share - Diluted	$-0.00	$-0.00	$-0.00	-0.01
Weighted average number of common shares outstanding - Diluted	137,363,661	128,017,085	138,051,822	121,402,466

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2021	5,000,000	$500	164,041,058	$16,404	$10,786,792	$-144,409	$749,790	$441,961	$11,851,038

Issuance of common stock as commitment shares for promissory note	-	-	1,342,000	134	50,867	-	-	-	51,001

Net income ( loss)	-	-	-	-	-	-540,199	-	-	-540,199

Foreign currency translation adjustment	-	-	-	-	-	-	-49,923	-	-49,923

Balance at September 30, 2021	5,000,000	500	165,383,058	16,538	10,837,659	-684,608	699,867	441,961	11,311,917

Issuance of common stock as commitment shares for promissory note	-	-	2,187,500	219	52,906	-	-	-	53,125

Issuance of common stock for private placement	-	-	6,580,000	658	394,142	-	-	-	394,800

Return of common stocks by the holder of promissory note	-	-	-1,119,402	-112	112	-	-	-	-

Net income ( loss)	-	-	-	-	-	-97,745	-	-	-97,745

Foreign currency translation adjustment	-	-	-	-	-	-	220,348	-	220,348

Registered Capital Increase of Fangguan Electronics	-	-	-	-	941,074	-	-	-	941,074

Balance at December 31, 2021	5,000,000	500	173,031,156	17,303	12,225,893	-782,353	920,215	441,961	12,823,519

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2020	5,000,000	$500	114,174,265	$11,417	$9,243,557	$262,198	$-357,011	$441,961	$9,602,622

Stock warrants issued with convertible notes	-	-	-	-	-	-	-	-	-

Issuance of common stock for advisory services	-	-	-	-	-	-	-	-	-

Issuance of common stock for conversion of convertible notes	-	-	2,326,652	233	390,768	-	-	-	391,001

Net income ( loss)	-	-	-	-	-	-532,306	-	-	-532,306

Foreign currency translation adjustment	-	-	-	-	-	-	430,281	-	430,281

Balance at September 30, 2020	5,000,000	500	116,500,917	11,650	9,634,325	-270,108	73,270	441,961	9,891,598

Issuance of common stock for conversion of convertible notes	-	-	7,143,978	714	455,429	-	-	-	456,143

Issuance of common stock for exercise of warrants	-	-	1,500,000	150	66,878	-	-	-	67,028

Issuance of common stock for commitment shares for promissory note	-	-	1,567,164	157	67,903	-	-	-	68,060

Issuance of common stock for commitment shares for private placement	-	-	28,869,999	2,887	430,113	-	-	-	433,000

Settlement of warrants in relation to extinguishment of debt	-	-	-	-	-59,163	-	-	-	-59,163

Net income ( loss)	-	-	-	-	-	-356,118	-	-	-356,118

Foreign currency translation adjustment	-	-	-	-	-	-	464,870	-	464,870

Balance at December 31, 2020	5,000,000	500	155,582,058	15,558	10,595,485	-626,226	538,140	441,961	10,965,418

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-637,944	$-888,424
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	370,775	335,067
Deferred taxes	-	-24,322
Change in fair value of derivative liability	-	647,632
Loss (gain) on extinguishment of debt	15,000	-202,588
Non-cash interest	262,326	139,673
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	-458,162	184,522
Inventory	742,108	-31,178
Advances to suppliers - non-related parties	291,258	-69,901
Advances to suppliers - related parties	-	-40,530
Prepaid expenses and other current assets	-161,184	-22,753
Accounts payable	-1,718,623	-383,729
Advance from customers	-54,272	153,698
Accrued expenses and other current liabilities	112,102	-271,108
Net cash provided by (used in) operating activities	-1,236,614	-473,941

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	-96,074	-190,623
Acquisition of intangible assets	-	-2,339
Net cash used in investing activities	-96,074	-192,962

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	8,510	96,857
Proceeds from bank loans	1,568,455	1,408,992
Repayment of bank loans	-921,095	-1,908,985
Proceeds from issuance of promissory notes	437,500	253,500
Repayment of promissory notes	-501,665	-
Repayment of convertible notes payable	-	-555,747
Proceeds from issuance of common stock for private placement	394,800	433,000
Proceeds from (repayment of) loans from related parties	-66,506	679,438
Proceeds from the Registered Capital Increase of Fangguan Electronics	941,071	-
Net cash provided by (used in) financing activities	1,861,069	407,055

Effect of exchange rate changes on cash	152,092	95,579

Net increase (decrease) in cash and cash equivalents	680,474	-164,269

Cash and cash equivalents, beginning of period	731,819	1,285,373

Cash and cash equivalents, end of period	$1,412,293	$1,121,104

Supplemental disclosure of cash flow information
Cash paid for income tax	$68,258	$10,776
Cash paid for interests	$66,820	$66,972

Non-cash investing and financing activities
Issuance of 9,470,630 shares of common stock for conversion of convertible notes	$-	$847,144
Issuance of 1,567,164 shares of common stock as commitment shares for promissory note	$-	$68,060
Issuance of 1,500,000 shares of common stock for exercise of warrants	$-	$67,028
Issuance of 3,529,500shares of common stock as commitment shares for promissory note	$104,125.00	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

On December 24, 2021, the Board of Directors of Fangguan Electronics and the holders of the majority of issued and outstanding voting securities of Fangguan Electronics approved an amendment (the “Amendment”) to the Articles of Incorporation of Fangguan Electronics to increase the registered capital (the “Registered Capital Increase”)of the VIE from RMB50 million (approximately $7.2 million) to RMB55 million(approximately $8.0 million). Fangguan Electronics's new institutional shareholder , namely Changchun Lingguan Investment Partnership ("Lingguan"), whose ultimate beneficial owners and controlling shareholders are Jialin Liang and Xuemei Jiang as both of whom own 63% of the ownership rights of Lingguan ( while all of the other sharehders are employee of the VIE), made cash contribution of RMB 5.0 million (approximately $0.78 million) and RMB 1.0 million (approximately $0.16 million) to the registered capital and the additional paid in capital respectively of Fangguan Electronics on December 28,2021. . Lingguan is limited partnership by structure and private equity fund by nature. And Lingguan was established for the sole purpose of the Registered Capital Increase of Fangguan Electronics.Xuemei Jiang,has acted as the the executive partner of Lingguan to represent Lingguan and has been in charge with the daily operation of Lingguan.She is the internal decision-maker of Lingguan and has the right to decide all the investment and divestment of the relevant investment of Lingguan.

Accordingly,Jialin Liang, Xuemei Jiang and Lingguan are deemed to be parties acting in concert and collectively own 94.55% of the ownership rights in Fangguan Electronics ( prior to the Registered Capital Increase, Jialin Liang ever transferred his ownship right at the amount of RMB 2.5 million (approximately $0.4 million)) of Fangguan Electronics to a third party individual ). Therefore all of the Board of Directors of the Company , Jialin Liang and Xuemei Jiang have concluded that all of the VIE Agreements remain valid.

NOTE 2– BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Group’s audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of Ionix, its wholly owned subsidiaries and an entity which the Company controls 94.55% of the ownership rights in the VIE and receives 100% of net income or net loss through VIE agreements. All significant inter-company balances and transactions (if any) have been eliminated upon consolidation.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 90 to 180 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Group specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Group will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions may be taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and June 30, 2021, the Company has accounts receivable balance from non-related party of $5,463,523 and $4,936,974, net of allowance for doubtful accounts of $155,020 and $152,995, respectively. No bad debt expense was recorded during the three and six months ended December 31, 2021 and 2020.

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

The following tables disaggregate the Revenue of the Group by major source for the three and six months ended December 31, 2021 and 2020, respectively:

	For the Six Months Ended December 31,
	2021	2020
Sales of LCM and LCD screens - Non-related parties	$8,489,220	$5,939,602
Sales of LCM and LCD screens - Related parties	-	-
Sales of Lithume battery-related	4,468	-
Service contracts	-	1,746
Total	$8,493,688	$5,941,348

	For the Three Months Ended December 31,
	2021	2020
Sales of LCM and LCD screens - Non-related parties	$3,938,833	$2,982,577
Sales of LCM and LCD screens - Related parties	-	-
Sales of Lithume battery-related	4,468	-
Service contracts	-	306
Total	$3,943,301	$2,982,883

All the operating entities of the Group are domiciled in the PRC. All the Group’s revenues are derived in the PRC during the three and six months ended December 31, 2021 and 2020.

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

As of December 31, 2021 and June 30, 2021, the Group did not have any significant unrecognized uncertain tax positions.

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

 During the six months ended December 31, 2021 and 2020,the Company had outstanding convertible notes and warrants which represent 68,750 and  1,096,705 shares of commons stock respectively. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

During the three months ended December 31, 2021 and 2020, the Company had outstanding convertible notes and warrants which represent 68,750 and 11,675,729 shares of commons stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2021	June 30, 2021

Balance sheet items, except for equity accounts	6.3757	6.4601

	Six months ended December 31,
	2021	2020

Items in statements of comprehensive income (loss) and cash flows	6.4179	6.8099

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

On December 24, 2021, the Board of Directors of Fangguan Electronics and the holders of the majority of issued and outstanding voting securities of Fangguan Electronics approved an amendment (the “Amendment”) to the Articles of Incorporation of Fangguan Electronics to increase the registered capital (the “Registered Capital Increase”)of the VIE from RMB50 million (approximately $7.2 million) to RMB55 million(approximately $8.0 million). Fangguan Electronics's new institutional shareholder , namely Changchun Lingguan Investment Partnership ("Lingguan"), whose ultimate beneficial owners and controlling shareholders are Jialin Liang and Xuemei Jiang as both of whom own 63% of the ownership rights of Lingguan ( while all of the other sharehders are employee of the VIE), made cash contribution of RMB 6.0 million (approximately $0.78 million) and RMB 1.0 million (approximately $0.16 million ) to the registered capital and the additional paid in capital respectively of Fangguan Electronics on December 28,2021.  Lingguan is limited partnership by structure and private equity fund by nature. And Lingguan was established for the sole purpose of the Registered Capital Increase of Fangguan Electronics.Xuemei Jiang,has acted as the the executive partner of Lingguan to represent Lingguan and has been in charge with the daily operation of Lingguan.She is the internal decision-maker of Lingguan and has the right to decide all the investment and divestment of the relevant investment of Lingguan.

Accordingly,Jialin Liang, Xuemei Jiang and Lingguan are deemed to be parties acting in concert and collectively own 94.55% of the ownership rights in Fangguan Electronics ( prior to the Registered Capital Increase, Jialin Liang ever transferred his ownship right at the amount of RMB 2.5 million (approximately $0.4 million)) of Fangguan Electronics to a third party individual ). Therefore all of the Board of Directors of the Company , Jialin Liang and Xuemei Jiang have concluded that all of the VIE Agreements remain valid.

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

Risks associated with the VIE structure

The Company believes that the contractual arrangements with the VIE and the Shareholders of VIE are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

•	discontinue or restrict the operations of any related-party transactions between the Company’s PRC subsidiary and its VIE;
•	limit the Group’s business expansion in China by way of entering into contractual arrangements.
•	impose fines or other requirements with which the Company’s PRC subsidiary and its VIE may not be able to comply.
•	require the Company or the Company’s PRC subsidiary and its VIE to restructure the relevant ownership structure or operations; or
•	restrict or prohibit the Group’s use of the proceeds from public offering to finance the Group’s business and operations in China.

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

	Balance as of December 31, 2021	Balance as of June 30, 2021
Cash and cash equivalents	$1,388,674	$702,979
Notes receivable	69,193	76,743
Accounts receivable - non-related parties	4,113,574	3,638,354
Inventory	4,217,674	4,899,831
Advances to suppliers - non-related parties	32,878	749,975
Prepaid expenses and other current assets	64,150	62,251
Total Current Assets	9,886,143	10,130,133

Property, plant and equipment, net	6,616,784	6,787,525
Intangible assets, net	1,511,991	1, 508,583
Deferred tax assets	50,768	50,105
Total Assets	$18,065,686	$18,476,346

Short-term bank loan	$1,568,455	$904,832
Accounts payable	2,238,635	3,960,792
Advance from customers	90,094	150,110
Due to related parties	1,910,084	2,349,518
Accrued expenses and other current liabilities	90,022	49,968
Total Current Liabilities	5,897,290	7,415,220
Total Liabilities	$5,897,290	$7,415,220

Schedule of condensed statement cash flow

	For the Six Months Ended December 31 ,
	2021	2020
Revenue (*)	$8,489,220	$5,780,463
Net (loss) income	19,640	(131,443)
Net cash provided by (used in) operating activities	(355,931)	(316,378)
Net cash used in investing activities	(96,074)	(192,962)
Net cash provided by financing activities	1,596,941	407,055

(*)	Revenue generated by the VIE are primarily from manufacturing and trading LCM and LCD screens.

During the three months ended December 31, 2021 and 2020, the VIE did not have any material related party transactions with other subsidiaries of the Company.

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

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	Balance as of December 31, 2021	Balance as of June 30, 2021
Raw materials	$1,921,745	$1,314,020
Work-in-process	1,891,368	3,367,716
Finished goods	966,441	772,635
Total Inventories	$4,779,554	$5,454,371

The Group recorded no inventory markdown for the six months ended December 31, 2021 and 2020.

NOTE 5- OPERATING LEASE

For the six months ended December 31, 2021, the Group had one real estate operating leases for office and warehouse under the terms of one year.

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	December 31, 2021	June 30, 2021

Buildings	$5,140,495	$5,073,335
Machinery and equipment	3,348,168	3,216,474
Office equipment	82,112	75,374
Automobiles	176,600	173,090
Subtotal	8,747,375	8,538,273
Less: Accumulated depreciation	(2,125,738)	(1,745,958)
Property, plant and equipment, net	$6,621,637	$6,792,315

Depreciation expenses related to property, plant and equipment were $354,322 and $300,941 for the six months ended December 31, 2021 and 2020, respectively.

Depreciation expenses related to property, plant and equipment were $178,914 and $135,731 for the three months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and June 30, 2021, buildings were pledged as collateral for bank loans (See Note 8).

NOTE 7– INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2021	June 30, 2021

Land use right	$1,601,686	$1,580,761
Computer software	30,301	29,905
Subtotal	1,631,987	1,610,666
Less: Accumulated amortization	(119,995)	(102,083)
Intangible assets, net	$1,511,992	$1,508,583

Amortization expenses related to intangible assets were $16,453 and $34,126 for the six months ended December 31, 2021 and 2020, respectively.

Amortization expenses related to intangible assets were $8,297 and $26,810 for the three months ended December 31, 2021 and 2020, respectively.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of December 31, 2021 and June 30, 2021, land use right was pledged as collateral for bank loans (See Note 8).

NOTE 8 – SHORT-TERM BANK LOAN

The Company’s short-term bank loans consist of the following:

		December 31, 2021	June 30, 2021
Loan payable to Industrial Bank, due October 2021	(2)	$0	$348,924
Loan payable to Industrial Bank, due July 2022	(3)	563,874	0
Loan payable to Industrial Bank, due July 2022	(4)	651,645	0
Loan payable to Industrial Bank, due August 2021	(1)	0	556,508
oan payable to Industrial Bank, due October 2022	(5)	352,936	0
Total		$1,568,455	$904,832

(1)	During August 2020, Fangguan Electronics issued a one-year commercial acceptance bill with amount of approximately US$556,508 (RMB3,595,096) and maturity date at August 6, 2021.

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

(2)	During April 2021, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$346,966 (RMB2,250,212) and maturity date at October 13, 2021. On April 13, 2021, the commercial acceptance bill was discounted with Industrial Bank at an interest rate of 3.85% and the balance of the commercial acceptance bill converted to bank loan with Industrial Bank based on a mutual agreement from both parties. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. On October 13, 2021, Fangguan Electronics repaid the commercial acceptance bill of approximately US$346,966 (RMB2,250,212) in full upon maturity.

(3)	On July 28, 2021, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$563,874 (RMB3,595,096) for a year until July 27, 2022 with annual interest rate of 3.85%. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

(5)	On July 28, 2021, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$651,645(RMB4,154,692) for a year until July 27, 2022 with annual interest rate of 3.85%. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

(4)	On October 21, 2021, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$352,936(RMB2,250,212) for 9 months until July 27, 2022 with annual interest rate of 3.85%. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

NOTE 9 - STOCKHOLDERS' EQUITY

Stock Issued for Conversion of Convertible Debt

During the three months ended December 31, 2020, the Company issued a total of 2,326,652 shares of common stock for the conversion of debt in the principal amount of $189,826 together with all accrued and unpaid interest, according to the conditions of the convertible notes. All these conversions resulted in a total loss on extinguishment of debt of $149,231 For the Six Months Ended December 31, 2020.

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

In connection with the issuance of promissory note, on July 8 , 2021, the Company issued 300,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $51,000 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par For the Six Months ended December 31, 2021.The Company recorded the Second Commitment Shares at par

On December 29, 2021, the Company issued a self-amortization promissory note to Talos Victory Fund, LLC,in the aggregate principal amount of $250,000. The promissory note is due on or before December 29, 2022 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,875,000 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on January 6,2022 and received $211,250 in cash after deducting an OID in the amount of $25,000 and other costs of $13,750. The self-amortization promissory note has an amortization schedule of $29,166.66 payment at each month beginning May 3, 2022 through January 3, 2023.In connection with the issuance of promissory note, on December 30 , 2021, the Company issued 625,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $53,125 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the three months ended March 31, 2022.(See Note 14).

Commitment Shares returned to the Company

On December 21 2021,the total of 1,119,402 shares of common stock which were previously recorded at par as the Second Commitment Shares related to the promissory note issued to Labrys Fund, L.P on December 21, 2020, were returned to the Company’s treasury because this promissory note was already fully repaid and satisfied prior to the maturity date.(See Note 14)

Stock Issued for Private Placement

On October 4, 2021, the Company issued a total of 29,106,000 restricted shares of common stock to 12 individual subscribers for an aggregate purchase price of $3,492,720 at $0.12 per share, according to the conditions of the subscription agreements signed between the Company and subscribers.

On November 13, 2021, the Company and individual subscribers agreed to a voluntary unwinding of the forementioned transaction related to the subscription and purchase of an aggregate 29,106,000 shares. The Company entered into cancellation agreements with each individual pursuant to which all funds were returned to the investors and all shares were returned to our transfer agent for cancellation. Immediately prior to the decision, the Registration Statement related to the shares was voluntarily withdrawn by the Company.

On December 15, 2021, the Company issued a total of 6,580 ,000 restricted shares of common stock to a Chinese citizen subscriber for an aggregate purchase price of $394,800 at $0.06 per share, according to the conditions of the subscription agreement signed between the Company and subscriber.

NOTE 10 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the three and six months ended December 31, 2021 and 2020, the Group did not purchase from any related party.

Advances to suppliers - related parties

Lisite Science made advances of $439,948 and $434,200 to Keenest for future purchases as of December 31, 2021 and June 30, 2021,respectively.

Sales to related party

During the three and six months ended December 31, 2021 and 2020, the Group did not sell to any related party.

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

			December 31, 2021	June 30, 2021

Ben Wong	(1)		$143,792	$143,792
Yubao Liu	(2)		745,209	352,236
Xin Sui	(3)		2,016	2,016
Baozhen Deng	(4)		44,107	45,276

Jialin Liang	(6	)(11)	1,398,742	1,844,857
Xuemei Jiang	(7	)(10)	561,507	554,171
Shikui Zhang	(8)		72,446	58,961
Biao Shang	(5)		20,066	19,804
Changyong Yang	(9)		39,412	32,705
			$3,027,297	$3,053,818

(1)	Ben Wong was the former controlling shareholder (before April 20, 2017) of Shinning Glory, which holds majority shares in the Company.

(2)	Yubao Liu has been the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in the Company. He also serves as director of the Company.

(3)	Xin Sui serves as director of Welly Surplus.

(4)	Baozhen Deng is a stockholder of the Company, who owns approximately 0.7% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5)	Biao Shang is a stockholder of the Company and serves as director of Fangguan Photoelectric.

(6)	Jialin Liang is a stockholder of the Company, serves as the president, CEO, and director of Fangguan Electronics and director of the Company.

(7)	Xuemei Jiang is a stockholder of the Company and serves as director of both Fangguan Electronics and the Company.

(8)	Shikui Zhang is a stockholder of the Company and serves as the general manager of Shizhe New Energy since May 2019.

(9)	Changyong Yang is a stockholder of the Company,who owns approximately 1.3% of the Company’s outstanding common stock,and the owner of Keenest.

(10)	The liability represents the advances to Fangguan Electronics by Xuemei Jiang at the acquisition date of Fangguan Electronics (December 27, 2018). Thereafter Ms.Jiang neither made any further advance nor was refunded.

(11)	At the acquisition date of Fangguan Electronics (December 27, 2018), the advances to Fangguan Electronics by Jialin Liang amounted to be approximately $5.8 million (RMB39,581,883), among which approximately $4.4 million (RMB30,000,000) was used for debt for equity swap by Mr.Liang during the capital increase of Fangguan Electronics occurred in March 2019. Thereafter Mr.Liang continued making advances to Fangguan Electronics.

During the six months ended December 31, 2021, the refund to Mr. Jialin Liang by Fangguan Electronics was $446,133(RMB3,000,000)

During the six months ended December 31, 2021, setting off the net refund by the Company to Mr Liu,

the further advance to the Company by Mr Liu was approximately $392,973 .

During the six months ended December 31, 2021, Baozhen Deng was refunded $1,169 by Baileqi Electronic. Shikui Zhang advanced approximately $13,485 to Shizhe New Energy. Changyong Yang, a stockholder of the Company, advanced approximately $6,707 to Lisite Science.

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

On September 23, 2020, Jialin Liang entered into a short-term loan agreement with Bank of Communications to borrow an individual loan of approximately US$441,000 (RMB 3 million) for one year with annual interest rate of 3.85%. The borrowing was guaranteed by Fangguan Electronics. Pursuant to the loan agreement, the proceed from the bank loan could only be used in the operation of Fangguan Electronics. On September 23, 2020, Jialin Liang advanced all of the proceeds from this bank loan to Fangguan Electronics

NOTE 11– CONCENTRATION

Major customers

Customers who accounted for 10% or more of the Group’s revenues (goods sold and services) and its outstanding balance of accounts receivable are presented as follows:

	For the Six Months Ended December 31, 2021		As of December 31, 2021
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$1,831,964	22%	$625,863	15%
Customer B	1,054,384	12%	106,742	3%
Total	$2,886,348	34%	$732,605	18%

	For the Six Months Ended December 31, 2020		As of December 31, 2020
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$1,053,587	18%	$276,004	8%
Customer B	867,393	15%	29,501	1%
Total	$1,920,980	33%	$305,505	9%

	For the Three Months Ended December 31, 2021		As of December 31, 2021
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$636,395	16%	$625,863	15%

Total	$636,395	16%	$625,863	15%

	For the Three Months Ended December 31, 2020		As of December 31, 2020
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$419,600	14%	$276,004	8%
Customer B	580,436	19%	29,501	1%
Customer C	312,594	10%	144,581	4%
Total	$1,312,630	43%	$450,086	13%

All customers of the Group are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Group’s total purchases (materials and services) and its outstanding balance of accounts payable are presented as follows:

	For the Six Months Ended December 31, 2021		As of December 31, 2021
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$1,620,469	25%	$664,586	20%

Total	$1,620,469	25%	$664,586	20%

	For the Six Months Ended December 31, 2020		As of December 31, 2020
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$743,919	15%	$0	0%
Supplier B	524,926	10%	293,821	12%

Total	$1,268,845	25%	$293,821	12%

	For the Three Months Ended December 31, 2021		As of December 31, 2021
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$876,378	29%	$664,586	20%

Total	$876,378	29%	$664,586	20%

	For the Three Months Ended December 31, 2020		As of December 31, 2020
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$448,321	17%	$0	0%

Total	$448,321	17%	$0	0%

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

For the six months ended December 31, 2021 and 2020, the Company did not generate income in United States of America and no provision for income tax was made. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three-year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2016 and after were still open to audit as of December 31, 2021.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the Six Months Ended December 31, 2021 and 2020, there is no assessable income chargeable to profit tax in Hong Kong.

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

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 21% to the Group's effective tax rate is as follows:

	For the six months ended December 31,
	2021	2020

Tax (benefit) at U.S. statutory rate	$(119,752)	$(191,925)
Tax rate difference between foreign operations and U.S.	(12,224)	19,744
Change in valuation allowance	123,432	106,869
Permanent difference	76,240	39,805
Effective tax (benefit)	$67,696	$(25,504)

The provisions for income taxes (benefits) are summarized as follows:

	For the six months ended December 31,
	2021	2020
Current	$67,696	$(1,182)
Deferred	0	(24,322)
Total	$67,696	$(25,504)

As of December 31, 2021, the Group has approximately $3,809,523 net operating loss carryforwards available in the U.S, Hong Kong and China to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets resulted from net operating loss carryforward cannot be utilized in the future because there will not be significant future earnings from the entities which generated the net operating loss. Therefore, the Group recorded a full valuation allowance on its deferred tax assets resulted from net operating loss carryforward as of December 31, 2021.

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

For purposes of the inclusion of GILTI, the Company determined that the Company did not have tax liabilities resulting from GILTI For the Six Months Ended December 31, 2021 and 2020 due to net operating loss carryforwards available in the U.S. Therefore, there was no accrual of GILTI liability as of December 31, 2021 and June 30, 2021.

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

NOTE 13 - CONVERTIBLE DEBT

Convertible notes

Convertible notes payable balance was zero as of December 31 and June 30, 2021.

There were no any the amortization of debt discount during the three and six months ended December 31, 2021.

For the six months ended December 31, 2020, the Company recorded the amortization of debt discount of $138,399 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

For the three months ended December 31, 2020, the Company recorded the amortization of debt discount of $24,185 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

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

There was no any movement for the change of derivative liabilities during the three and six months ended December 31, 2021, and the balance of derivative liabilities was $0 at December 31, 2021

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model during the six months ended December 31, 2020, using the following assumptions:

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

On December 21, 2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the exercise of warrants in full. The exercise of warrants resulted in a loss of $67,028 For the Six Months Ended December 31, 2021. After this exercise, FirstFire Global Opportunities Fund, LLC is not entitled to any warrant to purchase shares.

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

The details of the outstanding warrants For the Six Months Ended December 31, 2021 and 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)
Outstanding at July 1, 2021	68,750	$2.80	3.53
Granted	-	-	-
Exercised or settled	-	-	-
Cancelled or Expired	-	-	-
Outstanding at December 31, 2021	68,750	$2.80	3.28

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)
Outstanding at July 1, 2020	229,166	$2.68	3.53
Granted	-	-	-
Exercised or settled	(160,416)	2.63	4.05 to 4.16
Cancelled or Expired	-	-	-
Outstanding at December 31, 2020	68,750	$2.80	4.03

NOTE 14– PROMISSORY NOTE

Schedule of promissory note as of December 31, 2021 is as follows:

		Note Balance	Debt Discount	Carrying Value
Labrys Fund, LP	(1)	$-	$-	$-
Labrys Fund, LP	(2)	208,334	28,954	179,380
Firstfire Global Opportunities Fund, LLC	(3)	500,000	57,838	442,162
Talos Victory Fund, LLC	(4)	250,000	91,376	158,624
Total		$958,334	$178,168	$780,166

(1)	On December 21, 2020, the Company issued a self-amortization promissory note to Labrys Fund, L.P in the aggregate principal amount of $300,000. The promissory note is due on or before December 21, 2021 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,052,239 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on December 31, 2020 and received $253,500 in cash after deducting an OID in the amount of $30,000, legal fees of $3,000 and other costs of $13,500. The self-amortization promissory note has an amortization schedule of $35,000 payment at each month end beginning on April 23, 2021 through December 21, 2021.

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

On December 21 2021,the total of 1,119,402 shares of common stock which were previously recorded at par as the Second Commitment Shares related to the aforesaid promissory note, were returned to the Company’s treasury because this promissory note was already fully repaid and satisfied prior to the maturity date.(See Note 9)

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

In connection with the issuance of promissory note, on March 10, 2021, the Company issued 417,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $87,153 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par. (See Note 9)

The payment as of $58,333.33 originally scheduled on December 10, 2021 was postponed to January 10,2022 on which date that the payment of the total of $233,333.35 was made by the Company to fully refund the remaining balance of this self-amortization promissory note.

On January 10 ,2022, the total of 1,042,000 shares of common stock which were previously recorded at par as the Second Commitment Shares related to the aforesaid promissory note, were returned to the Company’s treasury because this promissory note was already fully repaid and satisfied prior to the maturity date.

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

In connection with the issuance of promissory note, on July 8 , 2021, the Company issued 300,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $51,000 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the six months ended December 31, 2021.(See note9)

The two monthly payments as of $58,333.33 each originally scheduled on November 9, 2021 and December 9, 2021 respectly were postponed to January 7,2022 on which date that the payment at the total of $175,000 was made by the Company to settle the payments scheduled for the period from November 9,2021 to January 7,2022.

(4) On December 29, 2021, the Company issued a self-amortization promissory note to Talos Victory Fund, LLC,in the aggregate principal amount of $250,000. The promissory note is due on or before December 29, 2022 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,875,000 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on January 6,2022 and received $211,250 in cash after deducting an OID in the amount of $25,000 and other costs of $13,750. The self-amortization promissory note has an amortization schedule of $29,166.66 payment at each month beginning May 3, 2022 through January 3, 2023.

In connection with the issuance of promissory note, on December 30 , 2021, the Company issued 625,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $53,125 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the three and sixi months ended December 31, 2021.(See note9)

For the three and six months ended December 31, 2021, the Company recorded the amortization of debt discount of $ 93,567 and $188,893 for the self-amortization promissory notes issued, which was included in other income and expense in the consolidated statement of comprehensive income (loss).

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

The following tables provide the business segment information for the three and six months ended December 31, 2021 and 2020.

	For the six months ended December 31, 2021
	Lithume battery-related	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$4,468	$0	$8,489,220	$0	$0	$8,493,688
Cost of Revenues	4,249	0	7,735,554	0	0	7,739,803
Gross profit (loss)	219	0	753,666	0	0	753,885
Operating expenses	37,002	4,861	850,370	12,553	289,279	1,194,065
Income (loss) from operations	(36,783)	(4,861)	(96,704)	(12,553)	(289,279)	(440,180)
Net income (loss)	$(39,096)	$(4,961)	$(36,030)	$(12,553)	$(545,304)	$(637,944)

	For the Six Months Ended December 31, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$0	$5,939,602	$1,746	$0	$5,941,348
Cost of Revenues	0	5,259,262	10,182	0	5,269,444
Gross profit	0	680,340	(8,436)	0	671,904
Operating expenses	5,532	773,259	17,748	138,602	953,141
Income (loss) from operations	(5,532)	(92,919)	(26,184)	(138,602)	(263,237)
Net income (loss)	$(5,532)	$(120,254)	$(26,183)	$(736,615)	$(888,424)

	For the three months ended December 31, 2021
	Lithume battery- related	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$4,468	$0	$3,938,833	$0	$0	$3,943,301
Cost of Revenues	4,249	0	3, 548,918	0	0	3,553,167
Gross profit (loss)	219	0	389,915	0	0	390,134
Operating expenses	25,221	2,451	171,797	6,253	111,023	316,745
Income (loss) from operations	(25,002)	(2,451)	218,118	(6,253)	(111,023)	73,389
Net income (loss)	$(25,175)	$(2,470)	$189,032	$(6,253)	$(252,879)	$(97,745)

	For the three months ended December 31, 2020
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total
Revenues	$0	$2,982,577	$306	$0	$2,982,883
Cost of Revenues	0	2,587,857	198	0	2,588,055
Gross profit (loss)	0	394,720	108	0	394,828
Operating expenses	2,847	420,982	8,123	48,501	480,453
Income (loss) from operations	(2,847)	(26,262)	(8,015)	(48,501)	(85,625)
Net income (loss)	$(2,688)	$(31,770)	$(8,015)	$(313,465)	$(356,118)

NOTE 16- COMMITMENTS AND CONTINGENCIES

Lease commitment

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $295 (RMB2,000) until July 20, 2022.

The future minimum lease payments for non-cancelable operating leases held by the Group as of December 31, 2021 was $295, which will be paid during the year ended June 30, 2022.

NOTE 17- SUBSEQUENT EVENTS

(1) On January 3, 2022, the Company issued a self-amortization promissory note to Mast Hill Fund, L.P.,in the aggregate principal amount of $250,000. The promissory note is due on or before January 3, 2023 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,875,000 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on January 7,2022 and received $211,250 in cash after deducting an OID in the amount of $25,000 and other costs of $13,750. The self-amortization promissory note has an amortization schedule of $29,166.66 payment at each month beginning May 3, 2022 through January 3, 2023.In connection with the issuance of promissory note, on January 3 , 2022, the Company issued 625,000 shares of common stock (the “First Commitment Shares”) and

1,562,500 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $55,000 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the three months ended March 31, 2022.

(2) As per the self-amortization promissory note issued to Labrys Fund, L.P on March 10, 2021,the relevant payment as of $58,333.33 originally scheduled on December 10, 2021 was postponed to January 10,2022 on which date that the payment of the total of $233,333.35 was made by the Company to fully refund the remaining balance of this self-amortization promissory note.

On January 10 ,2022, the total of 1,042,000 shares of common stock which were previously recorded at par as the Second Commitment Shares related to the aforesaid promissory note, were returned to the Company’s treasury because this promissory note was already fully repaid and satisfied prior to the maturity date.

(2) As per the self-amortization promissory note issued to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC on July 5, 2021,the two relevant monthly payments as of $58,333.33 each originally scheduled on November 9, 2021 and December 9, 2021 respectively were postponed to January 7,2022 on which date that the payment at the total of $175,000 was made by the Company to settle the payments scheduled for the period from November 9,2021 to January 7,2022.

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

Results of Operation For the Six Months Ended December 31, 2021 and 2020

The calendar year of 2021 and 2020 were challenging and disruptive for the world, with the COVID-19 pandemic adding to the headwind of an already challenging global economy. Almost no industry was unaffected by the pandemic. The unprecedentedly adverse global operating environment had a major impact on the Group's business.

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

Revenues

During the three months and six months ended December 31, 2021, as COVID-19 pandemic in PRC eased, the Group fully resumed business, accompanied with the gradual recovery of revenue.

During the three months ended December 31, 2021 and 2020, total revenues were $3,943,301 and $2,982,883 respectively. The total revenues increased by $960,418 or 32% from the three months ended December 31, 2020 to the three months ended December 31, 2021.

During the six months ended December 31, 2021 and 2020, total revenues were $8,493,688 and $5,941,348, respectively. The total revenues increased by $2,552,340 or 43% from the six months ended December 31, 2020 to the six months ended December 31, 2021.

Among the significant increase of $960,418 and $2,552,340 in total revenues for the three and six months ended December 31, 2021, the increase of $1,039,614 and $2,708,757 came from the increase in revenue of Fangguan Electronics which was acquired on December 27, 2018,and partially offset by the decrease of $306 and $1,046 in service contract and smart energy segments.

In addition, the increases in total revenues for the three and six months ended December 31, 2021 were partially lattributed to the increase in revenues of $4,468 and $4,468 sourced from lithium battery - related business which was the new business segment established by the Company in 2021.

The increase in total revenues during the three and six months ended December 31, 2021 was attributed to the fact that the impact of COVID-19 pandemic has alleviated, resulting in the rebound of the economy and the increased operating revenue of the Group.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the three months ended December 31, 2021 and 2020, the total cost of revenues was $3,553,167 and $2,588,055 respectively. The total cost of revenues increased by $965,112 or 37% from the three months ended December 31, 2020 to the three months ended December 31, 2021.

During the six months ended December 31, 2021 and 2020, the total cost of revenues was $7,739,803 and $5,269,444 , respectively. The total cost of revenues increased by $2,470,359 or 47% from the six months ended December 31, 2020 to the six months ended December 31, 2021.

Among the significant increase of $965,112 and $2,470,359 in total cost of revenues for the three and six months ended December 31, 2021, $965,112 and $2,557,674 increases were due to the increase of the cost of revenues from Fangguan Electronics which was acquired on December 27, 2018.

The increase in cost of revenues can be directly attributed to the increase of revenues.

Gross Profit

During the three months ended December 31, 2021 and 2020, the gross profit was $390,134 and $394,828 , respectively.

The gross profit decreased by 1% from the three months ended December 31, 2020 to the three months ended December 31, 2021.

Our gross profit margin was at 10% during the three months ended December 31, 2021 as compared to 13% for the three months ended December 31, 2020. Such decrease is mainly due to the severe competition that led to slightly lower gross margin during the three months ended December 31, 2021

During the six months ended December 31, 2021 and 2020, the gross profit was $753,885 and $671,904 , respectively.

The gross profit increased by 12% from the six months ended December 31, 2020 to the six months ended December 31, 2021.

Our gross profit margin was at 9% during the six months ended December 31, 2021 as compared to 11% for the six months ended December 31, 2020. Such decrease is mainly due to the severe competition that led to slightly lower gross margin during the six months ended December 31, 2021.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended December 31, 2021 and 2020, selling, general and administrative expenses were $216,900 and $349,398 , respectively.The decrease in selling, general and administrative expenses can be attributed to the stricter cost control during the three months ended December 31, 2021.

During the six months ended December 31, 2021, and 2020, selling, general and administrative expenses were $796,446 and $657,901 , respectively.The increase in selling, general and administrative expenses can be attributed to the fact that the Group ,especially Fangguan Electronics ,devoted greater efforts on market development to secure more business opportunities in the severe competition during the six months ended December 31, 2021.

Research and Development Expenses

Our research and development expenses are mainly comprised of payroll expenses of research staff, costs of materials used for research and other miscellaneous expenses.

During the three months ended December 31, 2021 and 2020, research and development expenses were $99,845 and $131,055, respectively. The decrease in research and development expenses can be attributed to the stricter cost control during the three months ended December 31, 2021.

During the six months ended December 31, 2021 and 2020, research and development expenses were $397,619 and $277,240 respectively. All research and development expenses were incurred by Fangguan Electronics (a variable interest entity of the Company since December 27, 2018). The increase in research and development expenses can be attributed to the increase of materials expenditures used for research during the six months ended December 31, 2021.

Other Incomes (Expenses)

Other expenses consisted of interest expense, net of interest income. Other incomes consisted primarily of subsidy income and gain on extinguishment of debt, net of loss on extinguishment of debt.

During the three months ended December 31, 2021 and 2020, other incomes (expenses) were $(136,441) and $(279,738) respectively. The other expense decreased by $143,297 or 51% from the three months ended December 31, 2020 to the three months ended December 31, 2021.

During the six months ended December 31, 2021 and 2020, other incomes (expenses) were $ (130,068) and $(650,691) respectively. The other expense decreased by $520,623 or 80% from the six months ended December 31, 2020 to the six months ended December 31, 2021.

The subsidy income was government subsidies received by Fangguan Electronics and Baileqi Electronic during the three and six months ended December 31, 2021 and 2020.

The change in fair value of derivative liability can be attributed to the fact that there were convertible notes during the three and six months ended December 31, 2020 while there is no any convertible note during the three and six months ended December 31, 2021.

The loss on extinguishment of debt of $15,000 during the three and six months ended December 31, 2021 can be primarily attributed to the loss from settlement of a self-amortization promissory note , during the three and six months ended December 31, 2021.

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

Net Income (Loss)

During the three months ended December 31, 2021 and 2020, the net income (loss) of the Group was $(97,745) and $(356,188), respectively. The total net loss decreased by $258,373 or 73% from the three months ended December 31, 2021 to the three months ended December 31, 2021.The decrease in net loss is primarily attributed to the fact that the impact of COVID-19 pandemic has alleviated, resulting in the rebound of the economy and the increased operating revenue of the Group.

During the six months ended December 31, 2021 and 2020, our net income (loss) was $(637,944) and $(888,424) , respectively. The total net loss was decreased by $250,480 or 28% from the six months ended December 31, 2020 to the six months ended December 31, 2021.The decrease in net loss is primarily attributed to the fact that the impact of COVID-19 pandemic has alleviated, resulting in the rebound of the economy and the increased operating revenue of the Group.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the six months ended December 31, 2021, net cash used in operating activities was $1,236,614 compared to the cash used in operating activities of $473,941 for the six months ended December 31, 2020. The change was mainly due to a decrease in accounts payable and an increase in accounts receivable,partially offset by a decrease in inventory during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020.

Cash Flow from Investing Activities

During the six months ended December 31, 2021, net cash used in investing activities was $96,074 compared to net cash used in investing activities of $192,962 the six months ended December 31, 2020. The change was primarily due to the fact that there were fewer purchase of equipments during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020.

Cash Flow from Financing Activities

During the six months ended December 31, 2021, cash provided by financing activities was $1,861,069 compared to net cash provided by financing activities of $407,705 during the six months ended December 31, 2020. The change was primarily due to the further advances from the major shareholders of the Company, the proceeds from issuance of promissory notes ,the proceeds from capital injection in regard with the Registered Capital Increase of Fangguan Electronics , and the proceeds from bank loans during the six months ended December 31, 2021.

As of December 31, 2021, we have a working capital of $4,077,760.

Our total current liabilities as of December 31, 2021 were $9,169 ,976 and mainly consisted of $1,568,455 for short-term bank loans, $3,278,316 in accounts payable, the amount due to related parties of $3,027,297, advance from customers of $283,893 and the self-amortized promissory notes of $780,166. The Company’s major shareholder is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. The Group had an accumulated deficit of $782,353 as of December 31, 2021. The Group incurred loss from operation and did not generate sufficient cash flow from its operating activities for the six months ended December 31, 2021. These factors, among others, raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Future Financings

The Group considers taking on any long-term or short-term debt from financial institutions in the immediate future. Besides for the bank funding, the Group are dependent upon the directors and the major shareholders of the Company to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Group may not be able to implement our plan of operations. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Group be unable to continue in operation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

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

On November 13, 2021, the Company and individual subscribers agreed to a voluntary unwinding of the forementioned transaction related to the subscription and purchase of an aggregate 29,106,000 shares. The Company entered into cancellation agreements with each individual pursuant to which all funds were returned to the investors and all shares were returned to our transfer agent for cancellation. Immediately prior to the decision, the Registration Statement related to the shares was voluntarily withdrawn by the Company.

On December 15, 2021, the Company issued a total of 6,580 ,000 restricted shares of common stock to a Chinese citizen subscriber for an aggregate purchase price of $394,800 at $0.06 per share, according to the conditions of the subscription agreement signed between the Company and subscriber.

On December 21 2021, a total of 1,119,402 shares of common stock which were previously recorded at par as the Second Commitment Shares related to the promissory note issued to Labrys Fund, L.P on December 21, 2020, were returned to the Company’s treasury because this promissory note was already fully repaid and satisfied prior to the maturity date.

On December 30, 2021, the Company issued 625,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”) to Talos Victory Fund, LLC,related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date.

On January 3, 2022, the Company issued 625,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”) to Mast Hill Fund, L.P.,related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date.

On January 10, 2022, a total of 1,042,000 shares of common stock which were previously recorded at par as the Second Commitment Shares related to the promissory note issued to Labrys Fund, L.P on March 10, 2021, were returned to the Company’s treasury because this promissory note was already fully repaid and satisfied prior to the maturity date.

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

Ionix Technology, Inc.

Date: February 14, 2022	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: February 14, 2022	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer (Principal
Financial and Principal Accounting Officer)

Date: February 14, 2022	By:	/s/ Yang Yan
	Name:	Yang Yan
	Title:	President and Treasurer

Date: February 14, 2022	By:	/s/ Yubao Liu
	Name:	Yubao Liu
	Title:	Director

Date: February 14, 2022	By:	/s/ Jialin Liang
	Name:	Jialin Liang
	Title:	Director

Date: February 14, 2022	By:	/s/ Xuemei Jiang
	Name:	Xuemei Jiang
	Title:	Director

Date: February 14, 2022	By:	/s/ Yongping Wang
	Name:	Yongping Wang
	Title:	Independent Director

Date: February 14, 2022	By:	/s/ Yongsheng Fu
	Name:	Yongsheng Fu
	Title:	Independent Director

Date: February 14, 2022	By:	/s/ Zhenyu Wang
	Name:	Zhenyu Wang
	Title:	Independent Director

Date: February 14, 2022	By:	/s/ Xiaolin Wei
	Name:	Xiaolin Wei
	Title:	Independent Director

Date: February 14, 2022	By:	/s/ Liyan Wang
	Name:	LiyanWang
	Title:	Independent Director

