Form 10-Q
period 2022-03-31
IONIX TECHNOLOGY, INC.
filed 2022-05-23
CIK 1528308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 23, 2022, there were 176,989,156 shares of common stock issued and outstanding, par value $0.0001 per share.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,141,244	$731,819
Notes receivable	196,091	76,743
Accounts receivable	4,340,702	4,936,974
Inventory	5,052,260	5,454,371
Advances to suppliers - non-related parties	468,797	782,481
- related parties	441,538	434,200
Prepaid expenses and other current assets	688,462	478,830
Total Current Assets	12,329,094	12,895,418

Property, plant and equipment, net	6,528,852	6,792,315
Intangible assets, net	1,510,225	1,508,583
Long-term prepaid expenses	529,926	491,015
Deferred tax assets	50,988	50,105
Total Assets	$20,949,085	$21,737,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loan	$1,575,250	$904,832
Accounts payable	2,448,506	4,942,881
Advance from customers	446,855	334,101
Promissory notes payable, net of debt discount and loan cost	999,477	533,316
Due to related parties	2,650,812	3,053,818
Accrued expenses and other current liabilities	230,375	117,450
Total Current Liabilities	8,351,275	9,886,398
Total Liabilities	8,351,275	9,886,398

COMMITMENT AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock, $.0001 par value, 395,000,000 shares authorized， 176,989,156 and 164,041,058 shares issued and outstanding as of March 31, 2022 and June 30, 2021 respectively	17,699	16,404
Additional paid in capital	12,379,248	10,786,792
Retained earnings (accumulated deficit)	(1,220,150)	(144,409)
Accumulated other comprehensive income (loss)	978,552	749,790
Total Stockholders' Equity attributable to the Company	12,155,849	11,409,077
Noncontrolling interest	441,961	441,961
Total Stockholders’ Equity	12,597,810	11,851,038
Total Liabilities and Stockholders’ Equity	$20,949,085	$21,737,436

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenues (See Note 2 and Note 10 for related party amounts)	$2,058,179	$3,160,746	$10,551,867	$9,102,094

Cost of Revenues (See Note 10 for related party amounts)	1,788,635	2,802,497	9,528,438	8,071,941

Gross profit	269,544	358,249	1,023,429	1,030,153

Operating expenses
Selling, general and administrative expense	457,213	327,372	1,253,659	985,273
Research and development expense	121,396	147,871	519,015	425,111
Total operating expenses	578,609	475,243	1,772,674	1,410,384

Income (loss) from operations	(309,065)	(116,994)	(749,245)	(380,231)

Other income (expense):
Interest expense, net of interest income	(180,726)	(42,441)	(443,052)	(262,174)
Subsidy income	37,139	45,790	184,397	59,876
Change in fair value of derivative liability	-	-	-	(647,632)
Gain (loss) on extinguishment of debt	15,000	-	-	202,588
Total other income (expense)	(128,587)	3,349	(258,655)	(647,342)

Income (loss) before income tax expense (benefit)	(437,652)	(113,645)	(1,007,900)	(1,027,573)
Income tax expense (benefit)	145	1,949	67,841	(23,555)
Net income (loss)	(437,797)	(115,594)	(1,075,741)	(1,004,018)

Other comprehensive income (loss)
Foreign currency translation adjustment	58,337	(29,945)	228,762	865,206
Comprehensive loss	(379,460)	(145,539)	(846,979)	(138,812)
Less: Comprehensive income attributable to noncontrolling interest	-	19,632	-	19,632
Comprehensive loss attributable to common stockholders of the Company	$(379,460)	$(165,171)	$(846,979)	$(158,444)

Earnings (Loss) Per Share - Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - Basic	139,844,550	161,911,380	142,392,564	134,708,314

Earnings (Loss) Per Share - Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - Diluted	137,978,627	161,911,380	140,883,445	134,708,314

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnigs	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2021	5,000,000	$500	164,041,058	$16,404	$10,786,792	$(144,409)	$749,790	$441,961	$11,851,038

Issuance of common stock as commitment shares for promissory note	-	-	1,342,000	134	50,867	-	-	-	51,001

Net income ( loss)	-	-	-	-	-	(540,199)	-	-	(540,199)

Foreign currency translation adjustment	-	-	-	-	-	-	(49,923)	-	(49,923)

Balance at September 30, 2021	5,000,000	500	165,383,058	16,538	10,837,659	(684,608)	699,867	441,961	11,311,917

Issuance of common stock as commitment shares for promissory note	-	-	2,187,500	219	52,906	-	-	-	53,125

Issuance of common stock for private placement	-	-	6,580,000	658	394,142	-	-	-	394,800

Return of common stocks by the holder of promissory note	-	-	(1,119,402)	(112)	112	-	-	-	-

Net income ( loss)	-	-	-	-	-	(97,745)	-	-	(97,745)

Foreign currency translation adjustment	-	-	-	-	-	-	220,348	-	220,348

Registered Capital Increase of Fangguan Electronics	-	-	-	-	941,074	-	-	-	941,074

Balance at December 31, 2021	5,000,000	500	173,031,156	17,303	12,225,893	(782,353)	920,215	441,961	12,823,519

Issuance of common stock as commitment shares for promissory note	-	-	5,000,000	500	153,250	-	-	-	153,750

Return of common stocks by the holder of promissory note	-	-	(1,042,000)	(104)	104	-	-	-	-

Net loss	-	-	-	-	-	(437,797)	-	-	(437,797)

Foreign currency translation adjustment	-	-	-	-	-	-	58,337		58,337

Balance at March 31, 2022	5,000,000	$500	176,989,156	$17,699	$12,379,248	$(1,220,150)	$978,552	$441,961	$12,597,810

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Non-controlling interest	Total
Balance at June 30, 2020	5,000,000	$500	114,174,265	$11,417	$9,243,557	$262,198	$(357,011)	$441,961	$9,602,622

Stock warrants issued with convertible notes	-	-	-	-	-	-	-	-	-

Issuance of common stock for advisory services	-	-	-	-	-	-	-	-	-

Issuance of common stock for conversion of convertible notes	-	-	2,326,652	233	390,768	-	-	-	391,001

Net income ( loss)	-	-	-	-	-	(532,306)	-	-	(532,306)

Foreign currency translation adjustment	-	-	-	-	-	-	430,281	-	430,281

Balance at September 30, 2020	5,000,000	500	116,500,917	11,650	9,634,325	(270,108)	73,270	441,961	9,891,598

Issuance of common stock for conversion of convertible notes	-	-	7,143,978	714	455,429	-	-	-	456,143

Issuance of common stock for exercise of warrants	-	-	1,500,000	150	66,878	-	-	-	67,028

Issuance of common stock for commitment shares for promissory note	-	-	1,567,164	157	67,903	-	-	-	68,060

Issuance of common stock for commitment shares for private placement	-	-	28,869,999	2,887	430,113	-	-	-	433,000

Settlement of warrants in relation to extinguishment of debt	-	-	-	-	(59,163)	-	-	-	(59,163)

Net income ( loss)	-	-	-	-	-	(356,118)	-	-	(356,118)

Foreign currency translation adjustment	-	-	-	-	-	-	464,870	-	464,870

Balance at December 31, 2020	5,000,000	500	155,582,058	15,558	10,595,485	(626,226)	538,140	441,961	10,965,418

Issuance of common stock for commitment shares for promissory note	-	-	14,590,000	146	87,007	-	-	-	87,153

Issuance of common stock for commitment shares for private placement	-	-	7,000,000	700	104,300	-	-	-	105,000

Net loss	-	-	-	-	-	(115,594)	-	-	(115,594)

Foreign currency translation adjustment	-	-	-	-	-	-	(49,577)	19,632	(29,945)

Balance at March 31, 2021	5,000,000	500	177,172,058	16,404	10,786,792	(741,820)	488,563	461,593	11,012,032

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,075,741)	$(1,004,018)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	556,509	512,375
Deferred taxes	-	(25,908)
Change in fair value of derivative liability	-	647,632
Loss (gain) on extinguishment of debt	-	(202,588)
Non-cash interest	376,952	177,205
Changes in operating assets and liabilities:
Accounts receivable - non-related parties	677,321	262,424
Inventory	493,898	(652,185)
Advances to suppliers - non-related parties	324,613	(326,742)
Advances to suppliers - related parties	-	(40,072)
Prepaid expenses and other current assets	(229,424)	(620,374)
Accounts payable	(2,558,931)	(184,288)
Advance from customers	105,930	293,468
Accrued expenses and other current liabilities	109,886	(248,380)
Net cash provided by (used in) operating activities	(1,218,987)	(1,411,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(153,659)	(190,190)
Acquisition of intangible assets	-	(2,334)
Net cash used in investing activities	(153,659)	(192,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	(116,963)	34,852
Proceeds from bank loans	1,568,455	1,405,792
Repayment of bank loans	(919,710)	(2,344,185)
Proceeds from issuance of promissory notes	1,071,250	687,500
Repayment of promissory notes	(909,998)	-
Repayment of convertible notes payable	-	(555,747)
Proceeds from issuance of common stock for private placement	394,800	538,000
Proceeds from (repayment of) loans from related parties	(452,840)	1,021,130
Proceeds from the Registered Capital Increase of Fangguan Electronics	941,070	-
Net cash provided by (used in) financing activities	1,576,064	787,342

Effect of exchange rate changes on cash	206,007	73,352

Net increase (decrease) in cash and cash equivalents	409,425	(743,281)

Cash and cash equivalents, beginning of period	731,819	1,285,373

Cash and cash equivalents, end of period	$1,141,244	$542,092

Supplemental disclosure of cash flow information
Cash paid for income tax	$85,274	$10,751
Cash paid for interests	$100,273	$66,820

Non-cash investing and financing activities
Issuance of 9,470,630 shares of common stock for conversion of convertible notes	$-	$847,144
Issuance of 3,026,164 shares of common stock as commitment shares for promissory note	$-	$155,213
Issuance of 1,500,000 shares of common stock for exercise of warrants	$-	$67,028
Issuance of 8,529,500 shares of common stock as commitment shares for promissory note	$257,875	$-

The accompanying notes are an integral part of these consolidated financial statements.

IONIX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31,2022

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 90 to 180 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Group specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Group will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions may be taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure related to its customers. As of March 31,2022 and June 30, 2021, the Company has accounts receivable balance from non-related party of $4,340,702 and $4,936,974, net of allowance for doubtful accounts of $155,691 and $152,995, respectively. No bad debt expense was recorded during the three and nine months ended March 31,2022 and 2021.

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

The following tables disaggregate the Revenue of the Group by major source for the three and nine months ended March 31,2022 and 2021, respectively:

	For the nine months ended March 31,
	2022	2021
Sales of LCM and LCD screens - Non-related parties	$10,547,390	$9,100,076
Sales of LCM and LCD screens - Related parties	-	-
Sales of Lithume battery-related	4,477	-
Service contracts	-	2,018
Total	$10,551,867	$9,102,094

	For the Three Months ended March 31,
	2022	2021
Sales of LCM and LCD screens - Non-related parties	$2,058,179	$3,160,474
Sales of LCM and LCD screens - Related parties	-	-
Sales of Lithume battery-related	-	-
Service contracts	-	272
Total	$2,058,179	$3,160,746

All the operating entities of the Group are domiciled in the PRC. All the Group’s revenues are derived in the PRC during the three and nine months ended March 31,2022 and 2021

Cost of revenues

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

As of March 31,2022 and June 30, 2021, the Group did not have any significant unrecognized uncertain tax positions.

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

 During the nine months ended March 31,2022 and 2021,the Company had outstanding convertible notes and warrants which represent 68,750 and  1,096,705 shares of commons stock respectively. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

During the three months ended March 31,2022 and 2021, the Company had outstanding convertible notes and warrants which represent 68,750 and 68,750 shares of commons stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31,2022	June 30, 2021

Balance sheet items, except for equity accounts	6.3482	6.4601

	Nine months ended March 31,
	2022	2021

Items in statements of comprehensive income (loss) and cash flows	6.4042	6.8254

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

	Balance as of March 31,2022	Balance as of June 30, 2021
Cash and cash equivalents	$1,133,938	$702,979
Notes receivable	196,091	76,743
Accounts receivable - non-related parties	2,984,905	3,638,354
Inventory	4,487,946	4,899,831
Advances to suppliers - non-related parties	-	749,975
Prepaid expenses and other current assets	378,955	62,251
Total Current Assets	9,181,835	10,130,133

Property, plant and equipment, net	6,523,977	6,787,525
Intangible assets, net	1,510,225	1, 508,583
Deferred tax assets	50,988	50,105
Total Assets	$17,267,025	$18,476,346

Short-term bank loan	$1,575,250	$904,832
Accounts payable	1,404,463	3,960,792
Advance from customers	252,216	150,110
Due to related parties	1,918,358	2,349,518
Accrued expenses and other current liabilities	100,134	49,968
Total Current Liabilities	5,250,421	7,415,220
Total Liabilities	$5,250,421	$7,415,220

Schedule of condensed income statement and cash flow statement of its VIE are as follows:

	For the nine months ended March 31 ,
	2022	2021
Revenue (*)	$10,547,390	$8,941,662
Net (loss) income	（182,642）	(107,417)
Net cash provided by (used in) operating activities	(432,992)	(581,315)
Net cash used in investing activities	(153,659)	(192,524)
Net cash provided by financing activities	1,472,853	（224,301）

(*)	Revenue generated by the VIE are primarily from manufacturing and trading LCM and LCD screens.

During the three and nine months ended March 31,2022 and 2021, the VIE did not have any material related party transactions with other subsidiaries of the Company.

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

 NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or net realizable value. Inventories consist of the following:

	Balance as of March 31,2022	Balance as of June 30, 2021
Raw materials	$2,020,439	$1,314,020
Work-in-process	2,152,242	3,367,716
Finished goods	879,579	772,635
Total Inventories	$5,052,260	$5,454,371

The Group recorded no inventory markdown for the nine months ended March 31,2022 and 2021.

NOTE 5- OPERATING LEASE

For the nine months ended March 31,2022, the Group had one real estate operating leases for office and warehouse under the terms of one year.

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment were as follows:

	March 31,2022	June 30, 2021

Buildings	$5,162,763	$5,073,335
Machinery and equipment	3,419,353	3,216,474
Office equipment	83,372	75,374
Automobiles	177,365	173,090
Subtotal	8,842,853	8,538,273
Less: Accumulated depreciation	(2,314,001)	(1,745,958)
Property, plant and equipment, net	$6,528,852	$6,792,315

Depreciation expenses related to property, plant and equipment were $531,811 and $468,186 for the nine months ended March 31,2022 and 2021, respectively.

Depreciation expenses related to property, plant and equipment were $177,489 and $167,245 for the three months ended March 31,2022 and 2021, respectively.

As of March 31,2022 and June 30, 2021, buildings were pledged as collateral for bank loans (See Note 8).

NOTE 7– INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31,2022	June 30, 2021

Land use right	$1,608,625	$1,580,761
Computer software	30,432	29,905
Subtotal	1,639,057	1,610,666
Less: Accumulated amortization	(128,832)	(102,083)
Intangible assets, net	$1,510,225	$1,508,583

Amortization expenses related to intangible assets were $24,697 and $44,189 for the nine months ended March 31,2022 and 2021, respectively.

Amortization expenses related to intangible assets were $8,244 and $10,063 for the three months ended March 31,2022 and 2021, respectively.

Fangguan Electronics acquired the land use right from the local government in August 2012 which expires on August 15, 2062. As of March 31,2022 and June 30, 2021, land use right was pledged as collateral for bank loans (See Note 8).

NOTE 8 – SHORT-TERM BANK LOAN

The Company’s short-term bank loans consist of the following:

		March 31,2022	June 30, 2021
Loan payable to Industrial Bank, due October 2021	(2)	$-	$348,324
Loan payable to Industrial Bank, due July 2022	(3)	566,317	-
Loan payable to Industrial Bank, due July 2022	(4)	654,468	-
Loan payable to Industrial Bank, due August 2021	(1)	-	556,508
oan payable to Industrial Bank, due October 2022	(5)	354,465	-
Total		$1,575,250	$904,832

(1)	During August 2020, Fangguan Electronics issued a one-year commercial acceptance bill with amount of approximately US$556,508 (RMB3,595,096) and maturity date at August 6, 2021.

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

(2)	During April 2021, Fangguan Electronics issued a six-month commercial acceptance bill with amount of approximately US$346,966 (RMB2,250,212) and maturity date at October 13, 2021. On April 13, 2021, the commercial acceptance bill was discounted with Industrial Bank at an interest rate of 3.85% and the balance of the commercial acceptance bill converted to bank loan with Industrial Bank based on a mutual agreement from both parties. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su. On October 13, 2021, Fangguan Electronics repaid the commercial acceptance bill of approximately US$346,966 (RMB2,250,212) in full upon maturity.

(3)	On July 28, 2021, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$566,317 (RMB3,595,096) for a year until July 27, 2022 with annual interest rate of 3.85%. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

(4)	On July 28, 2021, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$654,468(RMB4,154,692) for a year until July 27, 2022 with annual interest rate of 3.85%. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

(5)	On October 21, 2021, Fangguan Electronics entered into a short-term loan agreement with Industrial Bank to borrow approximately US$354,465(RMB2,250,212) for 9 months until July 27, 2022 with annual interest rate of 3.85%. The borrowing was collateralized by the Fangguan Electronics’s buildings and land use right. In addition, the borrowing was guaranteed by the Company’s shareholder and CEO of Fangguan Electronics, Mr. Jialin Liang, and his wife Ms. Dongjiao Su.

NOTE 9 - STOCKHOLDERS' EQUITY

 Stock Issued as Commitment Shares for Promissory Note

On July 5, 2021, the Company issued a self-amortization promissory note to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC in the aggregate principal amount of $500,000. The promissory note is due on or before July 6, 2022 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 6,562,500 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on July 15,2021 and received $437,500 in cash after deducting an OID in the amount of $50,000 and other costs of $12,500. The self-amortization promissory note has an amortization schedule of $58,333.33 payment at each month beginning November 9, 2021 through July 6, 2022.In connection with the issuance of promissory note, on July 8 , 2021, the Company issued 300,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $51,000 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the nine months ended March 31,2022.(See Note 14)

On December 29, 2021, the Company issued a self-amortization promissory note to Talos Victory Fund, LLC,in the aggregate principal amount of $250,000. The promissory note is due on or before December 29, 2022 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,875,000 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on January 6,2022 and received $211,250 in cash after deducting an OID in the amount of $25,000 and other costs of $13,750. The self-amortization promissory note has an amortization schedule of $29,166.66 payment at each month beginning May 3, 2022 through January 3, 2023.In connection with the issuance of promissory note, on December 30 , 2021, the Company issued 625,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $53,125 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the nine months ended March 31, 2022.(See Note 14).

On January 3, 2022, the Company issued a self-amortization promissory note to Mast Hill Fund, L.P.,in the aggregate principal amount of $250,000. The promissory note is due on or before January 3, 2023 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,875,000 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on January 7,2022 and received $211,250 in cash after deducting an OID in the amount of $25,000 and other costs of $13,750. The self-amortization promissory note has an amortization schedule of $29,166.66 payment at each month beginning May 3, 2022 through January 3, 2023.In connection with the issuance of promissory note, on January 3 , 2022, the Company issued 625,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $55,000 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the nine months ended March 31, 2022.(See Note 14)

On February 17, 2022, the Company issued a self-amortization promissory note to Blue Lake Partners, LLC in the aggregate principal amount of $500,000. The promissory note is due on or before February 17, 2023 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 15,750,000 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on February 17,2022 and received $422,500 in cash after deducting an OID in the amount of $50,000 and other costs of $27,500. The self-amortization promissory note has an amortization schedule of $58,333.33 payment at each month beginning June 17, 2022 through February 17, 2023.In connection with the issuance of promissory note, on February 17 , 2022, the Company issued 1,250,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”).(See Note 14)

Commitment Shares returned to the Company

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

NOTE 10 - RELATED PARTY TRANSACTIONS AND BALANCES

Purchase from related party

During the three and nine months ended March 31,2022 and 2021, the Group did not purchase from any related party.

Advances to suppliers - related parties

Lisite Science made advances of $441,538 and $434,200 to Keenest for future purchases as of March 31,2022 and June 30, 2021,respectively.

Sales to related party

During the three and nine months ended March 31,2022 and 2021, the Group did not sell to any related party.

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

			March 31,2022	June 30, 2021

Ben Wong	(1)		$143,792	$143,792
Yubao Liu	(2)		294,163	352,236
Xin Sui	(3)		2,016	2,016
Baozhen Deng	(4)		53,375	45,276
Yunqiang Xie		(13)	35,758	-
Jialin Liang	(6	)(11)	1,404,801	1,844,857
Xuemei Jiang	(7	)(10)	563,939	554,171
Kou Yue		(12)	20,000	-
Shikui Zhang	(8)		72,760	58,961
Biao Shang	(5)		20,153	19,804
Changyong Yang	(9)		40,055	32,705
			$2,650,812	$3,053,818

(1)	Ben Wong was the former controlling shareholder (before April 20, 2017) of Shinning Glory, which holds majority shares in the Company.

(2)	Yubao Liu has been the controlling shareholder of Shinning Glory since April 20, 2017, which holds majority shares in the Company. He also serves as director of the Company.

(3)	Xin Sui serves as director of Welly Surplus.

(4)	Baozhen Deng is a stockholder of the Company, who owns approximately 0.7% of the Company’s outstanding common stock, and the owner of Shenzhen Baileqi S&T.

(5)	Biao Shang is a stockholder of the Company and serves as director of Fangguan Photoelectric.

(6)	Jialin Liang is a stockholder of the Company, serves as the president, CEO, and director of Fangguan Electronics and director of the Company.

(7)	Xuemei Jiang is a stockholder of the Company and serves as director of both Fangguan Electronics and the Company.

(8)	Shikui Zhang is a stockholder of the Company and serves as the general manager of Shizhe New Energy since May 2019.

(9)	Changyong Yang is a stockholder of the Company,who owns approximately 1.3% of the Company’s outstanding common stock,and the owner of Keenest.

(10)	The liability represents the advances to Fangguan Electronics by Xuemei Jiang at the acquisition date of Fangguan Electronics (December 27, 2018). Thereafter Ms.Jiang neither made any further advance nor was refunded.

(11)	At the acquisition date of Fangguan Electronics (December 27, 2018), the advances to Fangguan Electronics by Jialin Liang amounted to be approximately $5.8 million (RMB39,581,883), among which approximately $4.4 million (RMB30,000,000) was used for debt for equity swap by Mr.Liang during the capital increase of Fangguan Electronics occurred in March 2019. Thereafter Mr.Liang continued making advances to Fangguan Electronics.

(12)	Ms. Yue Kou is the CFO of the Company. During the nine months ended March 31,2022, Ms.Kou advanced $20,000 to Well Best after netting off the refund paid to her.

(13)	Mr Yunqiang Xie is a stockholder of the Company and serves as director of Shijirun.

During the nine months ended March 31,2022, the refund to Mr. Jialin Liang by Fangguan Electronics was $440,056(RMB3,000,000)

During the nine months ended March 31,2022, setting off the further advance to the Company by Mr Liu, the net refund by the Company to Mr Liu was approximately $58,073 .

During the nine months ended March 31,2022, Baozhen Deng advanced approximately $8,099 to Baileqi Electronic. Shikui Zhang advanced approximately $13,799 to Shizhe New Energy. Changyong Yang, a stockholder of the Company, advanced approximately $7,350 to Lisite Science. Mr Yunqiang Xie advanced approximately $35,758 to Shijirun. Ms.Yue Kou advanced $20,000 to Well Best after netting off the refund paid to her.

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

Major customers

Customers who accounted for 10% or more of the Group’s revenues (goods sold and services) and its outstanding balance of accounts receivable are presented as follows:

	For the nine months ended March 31,2022		As of March 31,2022
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$2,407,785	23%	$167,005	4%
Customer B	1,153,277	11%	68,320	2%
Total	$3,561,062	34%	$235,325	6%

	For the nine months ended March 31,2021		As of March 31,2021
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$1,666,368	18%	$229,336	7%
Customer B	1,352,195	15%	-	-%
Customer C	950,501	10%	184,584	5%
Total	$3,969,064	43%	$413,920	12%

	For the three months ended March 31,2022		As of March 31,2022
	Revenue	Percentage of total revenue	Accounts receivable	Percentage of total accounts receivable

Customer A	$804,981	39%	$167,005	4%

Total	$804,981	39%	$167,005	4%

	For the three months ended March 31,2021		As of March 31,2021
	Revenue	Percentage of revenue	Accounts receivable	Percentage of accounts receivable

Customer A	$612,781	19%	$229,336	7%
Customer B	484,802	15%	-	-%
Customer C	441, 260	14%	184,584	5%
Total	$1,538,843	48%	$413,920	12%

All customers of the Group are located in the PRC.

Major suppliers

The suppliers who accounted for 10% or more of the Group’s total purchases (materials and services) and its outstanding balance of accounts payable are presented as follows:

	For the nine months ended March 31,2022		As of March 31,2022
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$1,881,357	23%	$89,333	4%

Total	$1,881,357	23%	$89,333	4%

	For the nine months ended March 31,2021		As of March 31,2021
	Total Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$1,148,322	14%	$65,123	2%
Supplier B	796,553	10%	364,146	14%

Total	$1,944,875	24%	$429,269	16%

	For the Three Months ended March 31,2022		As of March 31,2022
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$257,421	15%	$89,333	4%
Supplier B	181,509	11	146,204	6
Total	$438,930	26%	$235,537	10%

	For the Three Months ended March 31,2021		As of March 31,2021
	Purchase	Percentage of total purchase	Accounts payable	Percentage of total accounts payable

Supplier A	$404,404	13%	$65,123	2%
	371,731	12%	-	-%
Total	$776,135	25%	$65,123	2%

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

For the nine months ended March 31,2022 and 2021, the Company did not generate income in United States of America and no provision for income tax was made. Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three-year period after the returns are filed.  In unusual circumstances, the period may be longer.  Tax returns for the years ended June 30, 2016 and after were still open to audit as of March 31,2022.

Hong Kong

The Company’s subsidiaries, Well Best and Welly Surplus, are registered in Hong Kong and subject to income tax rate of 16.5%. For the nine months ended March 31,2022 and 2021, there is no assessable income chargeable to profit tax in Hong Kong.

The PRC

The Company’s subsidiaries in China are subject to a unified income tax rate of 25%. Fangguan Electronics was certified as high-tech enterprises for three calendar years from 2016 to 2019 and is taxed at a unified income tax rate of 15%. Fangguan Electronics has renewed the high-tech enterprise certificate which granted it the tax rate of 15% for the three whole calendar years of 2022 to 2024.

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 21% to the Group's effective tax rate is as follows:

	For the nine months ended March 31,
	2022	2021

Tax (benefit) at U.S. statutory rate	$(211,659)	$(215,790)
Tax rate difference between foreign operations and U.S.	556	26,511
Change in valuation allowance	64,836	155,922
Permanent difference	214,108	9,802
Effective tax (benefit)	$67,841	$(23,555)

The provisions for income taxes (benefits) are summarized as follows:

	For the nine months ended March 31,
	2022	2021
Current	$67,841	$2,353
Deferred	-	(25,908)
Total	$67,841	$(23,555)

As of March 31,2022, the Group has approximately $4,147,768 net operating loss carryforwards available in the U.S and Hong Kong to reduce future taxable income which will begin to expire from 2035. It is more likely than not that the deferred tax assets resulted from net operating loss carryforward cannot be utilized in the future because there will not be significant future earnings from the entities which generated the net operating loss. Therefore, the Group recorded a full valuation allowance on its deferred tax assets resulted from net operating loss carryforward as of March 31,2022.

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

For purposes of the inclusion of GILTI, the Company determined that the Company did not have tax liabilities resulting from GILTI For the nine months ended March 31,2022 and 2021 due to net operating loss carryforwards available in the U.S. Therefore, there was no accrual of GILTI liability as of March 31,2022 and June 30, 2021.

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

NOTE 13 - CONVERTIBLE DEBT

Convertible notes

Convertible notes payable balance was zero as of March 31,2022 and June 30, 2021.

There was none of the amortization of debt discount during the three and nine months ended March 31,2022.

For the nine months ended March 31,2021, the Company recorded the amortization of debt discount of $138,399 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

For the three months ended March 31,2021, the Company recorded the amortization of debt discount of $24,185 for the convertible notes issued, which were included in other income and expense in the consolidated statement of comprehensive income (loss).

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

The change of derivative liabilities is as follows:

Balance at July 1, 2020	$276,266
Converted	(357,868)
Debt settlement	(566,030)
Change in fair value recognized in operations	647,632
Balance at March 31,2021	$-

There was no any movement for the change of derivative liabilities during the three and nine months ended March 31,2022, and the balance of derivative liabilities was $0 at March 31,2022

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model during the nine months ended March 31,2021, using the following assumptions:

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

On December 21, 2020, the Company issued a total of 1,500,000 shares of common stock to FirstFire Global Opportunities Fund, LLC for the exercise of warrants in full. The exercise of warrants resulted in a loss of $67,028 for the nine months ended March 31,2021. After this exercise, FirstFire Global Opportunities Fund, LLC is not entitled to any warrant to purchase shares.

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

The details of the outstanding warrants for the nine months Ended March 31,2022 and 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)
Outstanding at July 1, 2021 （Note1）	68,750	$2.80	3.53
Granted	-	-	-
Exercised or settled	-	-	-
Cancelled or Expired	-	-	-
Outstanding at March 31,2022（Note1）	68,750	$2.80	2.78

Note1: The herein mentioned warrant of 68,750 shares are entitled by Labrys Fund, LP  in connection with the issuance of the $146,850 convertible promissory note on January 10, 2020.

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)
Outstanding at July 1, 2020	229,166	$2.68	4.20 to 4.53
Granted	-	-	-
Exercised or settled （Note2）	(160,416)	2.63	4.05 to 4.16
Cancelled or expired	-	-	-
Outstanding at March 31,2021 （Note 1）	68,750	$2.80	3.78

Note2: The herein mentioned exercised or expired warrant of 160,416 shares was composed of （1）the warrant of 68,750 shares entitled by FirstFire Global Opportunities Fund, LLC in connection with the issuance of the $165,000 convertible promissory note on September 11, 2019,（2）the warrant of 22,916 shares entitled by Crown Bridge Partners, LLC in connection with the issuance of the $55,000 convertible promissory note on November 12, 2019（3）the warrant of 68,750 shares entitled by Morningview Financial LL in connection with the issuance of the $165,000 convertible promissory note on November 20, 2019.

NOTE 14– PROMISSORY NOTE

Schedule of promissory note as of March 31,2022 is as follows:

		Note Balance	Debt Discount	Carrying Value
Labrys Fund, LP	(1)	$-	$-	$-
Labrys Fund, LP	(2)	-	-	-
Firstfire Global Opportunities Fund, LLC	(3)	325,000	29,230	295,770
Talos Victory Fund, LLC	(4)	250,000	68,819	181,181
Mast Hill Fund, L.P	(5)	250,000	71,505	178,495
Blue Lake Partners, LLC	(6)	500,000	155,969	344,031
Total		$1,325,000	$325,523	$999,477

(1)	On December 21, 2020, the Company issued a self-amortization promissory note to Labrys Fund, L.P in the aggregate principal amount of $300,000. The promissory note is due on or before December 21, 2021 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,052,239 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on March 31,2021 and received $253,500 in cash after deducting an OID in the amount of $30,000, legal fees of $3,000 and other costs of $13,500. The self-amortization promissory note has an amortization schedule of $35,000 payment at each month end beginning on April 23, 2021 through December 21, 2021.

In connection with the issuance of promissory note, on December 31,2020, the Company issued 447,762 shares of common stock (the “First Commitment Shares”) and 1,119,402 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company recorded the First Commitment Shares as debt discount valued at $68,060 based on the quoted market price at issue date and amortized over the term of the promissory note. The Company recorded the Second Commitment Shares at par.

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

In connection with the issuance of promissory note, on July 8 , 2021, the Company issued 300,000 shares of common stock (the “First Commitment Shares”) and 1,042,000 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $51,000 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par.(See note9)

The two monthly payments as of $58,333.33 each originally scheduled on November 9, 2021 and December 9, 2021 respectly were postponed to January 7,2022 on which date that the payment at the total of $175,000 was made by the Company to settle the payments scheduled for the period from November 9,2021 to January 7,2022.

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

In connection with the issuance of promissory note, on December 30 , 2021, the Company issued 625,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $53,125 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par.(See note9)

(5)	On January 3, 2022, the Company issued a self-amortization promissory note to Mast Hill Fund, L.P.,in the aggregate principal amount of $250,000. The promissory note is due on or before January 3, 2023 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 7,875,000 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on January 7,2022 and received $211,250 in cash after deducting an OID in the amount of $25,000 and other costs of $13,750. The self-amortization promissory note has an amortization schedule of $29,166.66 payment at each month beginning May 3, 2022 through January 3, 2023.

In connection with the issuance of promissory note, on January 3 , 2022, the Company issued 625,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $55,000 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par for the three and nine months ended March 31, 2022.(See note 9)

(6)	On February 17, 2022, the Company issued a self-amortization promissory note to Blue Lake Partners, LLC in the aggregate principal amount of $500,000. The promissory note is due on or before February 17, 2023 and bears an interest rate of five percent (5%) per annum. The note is not convertible unless in default, as defined in the agreement. The Company agreed to reserve 15,750,000 shares of its common stock for issuance if any debt is converted. The Company executed and closed the transaction on February 17,2022 and received $422,500 in cash after deducting an OID in the amount of $50,000 and other costs of $27,500. The self-amortization promissory note has an amortization schedule of $58,333.33 payment at each month beginning June 17, 2022 through February 17, 2023.

In connection with the issuance of promissory note, on February 17 , 2022, the Company issued 1,250,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”) related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date. The Company records the First Commitment Shares as debt discount valued at $98,750 based on the quoted market price at issue date and amortized over the term of the promissory note and the Second Commitment Shares at par.(See note9)

For the three and nine months ended March 31,2022, the Company recorded the amortization of debt discount of $ 122,642 and $311,535 for the self-amortization promissory notes issued, which was included in other income and expense in the consolidated statement of comprehensive income (loss).

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

The following tables provide the business segment information for the three and nine months ended March 31,2022 and 2021.

	For the nine months ended March 31,2022
	Lithume battery-related	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$4,477	$-	$10,547,390	$-	$-	$10,551,867
Cost of Revenues	4,626	-	9,523,812	-	-	9,528,438
Gross profit (loss)	（149）	-	1,023,578	-	-	1,023,429
Operating expenses	46,889	6,262	1,384,217	12,691	322,615	1,772,674
Income (loss) from operations	(47,038)	(6,262)	(360,639)	(12,691)	(322,615)	(749,245)
Net income (loss)	$(49,359)	$(6,360)	$(279,028)	$(12,579)	$(728,415)	$(1,075,741)

	For the nine months ended March 31,2021
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$-	$9,100,076	$2,018	$-	$9,102,094
Cost of Revenues	-	8,061,782	10,159	-	8,071,941
Gross profit	-	1,038,294	(8,141)	-	1,030,153
Operating expenses	8,374	1,202,101	23,641	176,268	1,410,384
Income (loss) from operations	(8,374)	(163,807)	(31,782)	(176,268)	(380,231)
Net income (loss)	$(8,213)	$(147,074)	$(31,781)	$(816,950)	$(1,004,018)

	For the three months ended March 31,2022
	Lithume battery-related	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total

Revenues	$-	$-	$2,058,179	$-	$-	$2,058,179
Cost of Revenues	-	-	1,788,635	-	-	1,788,635
Gross profit (loss)	-	-	269,544	-	-	269,544
Operating expenses	9,887	1,401	533,847	138	33,336	578,609
Income (loss) from operations	(9,887)	(1,401)	(264,303)	(138)	(33,336)	(309,065)
Net income (loss)	$(10,263)	$(1,399)	$(242,998)	$(26)	$(183,111)	$(437,797)

	For the three months ended March 31,2021
	Smart energy	Photoelectric display	Service contracts	Unallocated items	Total
Revenues	$-	$3,160,474	$272	$-	$3,160,746
Cost of Revenues	-	2,802,520	(23)	-	2,802,497
Gross profit (loss)	-	357,954	295	-	358,249
Operating expenses	2,842	428,842	5,893	37,666	475,243
Income (loss) from operations	(2,842)	(70,888)	(5,598)	(37,666)	(116,994)
Net income (loss)	$(2,841)	$(26,820)	$(5,598)	$(80,335)	$(115,594)

NOTE 16- COMMITMENTS AND CONTINGENCIES

Lease commitment

Lisite Science leases office and warehouse space from Keenest, a related party, with annual rent of approximately $295 (RMB2,000) until July 20, 2022.

The future minimum lease payments for non-cancelable operating leases held by the Group as of March 31,2022 was $295, which will be paid during June 2022.

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

Risks Related to new laws,or regulations of PRC:

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

Issues on foreign exchange:

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

Within the Group structure:

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

The Group primarily generate the cash flow directly through our VIE and subsidiaries, and does not rely on the VIE agreements to transfer cash flow from the VIE to the whole-owned subsidiaries or the Company. The Group funded our strategic acquisitions and investments primarily from cash generated from the operations and through debt and equity financing.

And the Group does expect to fund additional investments through cash generated from the operations and through debt and equity financing when opportunities arise in the future. And none of any transfers, dividends, or distributions have been made to date.

Results of Operation For the Three and Nine Months Ended March 31,2022 and 2021

The period of from the early 2020 to the present was challenging and disruptive for the world, with the COVID-19 pandemic adding to the headwind of an already challenging global economy. Almost no industry was unaffected by the pandemic. The unprecedentedly adverse global operating environment had a major impact on the Group's business.

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

Revenues

During the three months ended March 31,2022 and 2021, total revenues were $2,058,179 and $3,160,746 respectively. The total revenues decreased by $1,102,567 or 35% from the three months ended March 31,2021 to the three months ended March 31,2022.

Among the significant decrease of $1,102,567 in total revenues for the three months ended March 31,2022, the decrease of $1,102,298 came from the increase in revenue of Fangguan Electronics which was acquired on December 27, 2018,and partially attributed to the decrease of $272 in service contract segments.

The decrease in total revenues during the three months ended March 31,2022 can be directly attributed to the fact that since February 2022 PRC government imposed a citywide lockdown in Changchun （where both Fangguan Electronics and Fangguan Photoelectric are located）in an effort to fight against the spread of the Omicron coronavirus variant. It caused the significant adverse effects on the business of the Group.

During the nine months ended March 31,2022 and 2021, total revenues were $10,551,867 and $9,102,094, respectively. The total revenues increased by $1,449,773 or 16% from the nine months ended March 31,2021 to the nine months ended March 31,2022.

Among the significant increase of $1,449,773 in total revenues for the nine months ended March 31,2022, the increase of $1,447,314 came from the increase in revenue of Fangguan Electronics which was acquired on December 27, 2018,and partially offset by the decrease of $2,018 in service contract segments.

In addition, the increases in total revenues for the nine months ended March 31,2022 were partially attributed to the increase in revenues of $4,477 sourced from lithium battery - related business which was the new business segment established by the Company in 2021.

The increase in total revenues during the nine months ended March 31,2022 was attributed to the fact that during the latter half of the calendar year of 2021 the impact of COVID-19 pandemic had alleviated, resulting in the rebound of the economy and the increased operating revenue of the Group.

Cost of Revenue

Cost of revenues included the cost of raw materials, labor, depreciation, overhead and finished products purchased.

During the three months ended March 31,2022 and 2021, the total cost of revenues was $1,788,635 and $2,802,497 respectively. The total cost of revenues decreased by $1,013,862 or 36% from the three months ended March 31,2021 to the three months ended March 31,2022.

Among the significant decrease of $1,013,862 in total cost of revenues for the three months ended March 31,2022, $1,103,885 decreases were due to the decrease of the cost of revenues from Fangguan Electronics which was acquired on December 27, 2018.

 The decrease in cost of revenues from the three months ended March 31,2021 to the three months ended March 31,2022 can be directly attributed to the decrease of revenues during the corresponding periods.

During the nine months ended March 31,2022 and 2021, the total cost of revenues was $9,528,438 and $8,071,941 , respectively. The total cost of revenues increased by $1,456,497 or 18% from the nine months ended March 31,2021 to the nine months ended March 31,2022.

Among the significant increase of $1,456,497 in total cost of revenues for the nine months ended March 31,2022, $1,462,030 increases were due to the increase of the cost of revenues from Fangguan Electronics which was acquired on December 27, 2018.

The decrease in cost of revenues from the nine months ended March 31,2021 to the nine months ended March 31,2022 can be directly attributed to the decrease of revenues during the corresponding periods.

Gross Profit

During the three months ended March 31,2022 and 2021, the gross profit was $269,544 and $358,249 , respectively.

The gross profit decreased by 25% from the three months ended March 31,2021 to the three months ended March 31,2022.

Our gross profit margin was at 13% during the three months ended March 31,2022 as compared to 11% for the three months ended March 31,2021.

During the nine months ended March 31,2022 and 2021, the gross profit was $1,023,429 and $1,030,153 , respectively.

The gross profit decreased by 1% from the nine months ended March 31,2021 to the nine months ended March 31,2022.

Our gross profit margin was at 10% during the nine months ended March 31,2022 as compared to 11% for the nine months ended March 31,2021.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are mainly comprised of payroll expenses, transportation, office expense, professional fees, freight and shipping costs, rent, and other miscellaneous expenses.

During the three months ended March 31,2022 and 2021, selling, general and administrative expenses were $457,213 and $327,372 , respectively.

The increase in selling, general and administrative expenses can be attributed to the fact that the Group ,especially Fangguan Electronics ,devoted greater efforts on market development to secure more business opportunities in the severe competition during the three months ended March 31,2022.

During the nine months ended March 31,2022, and 2021, selling, general and administrative expenses were $1,253,659 and $985,273 , respectively.

The increase in selling, general and administrative expenses can be attributed to the fact that the Group ,especially Fangguan Electronics ,devoted greater efforts on market development to secure more business opportunities in the severe competition during the nine months ended March 31,2022.

Research and Development Expenses

Our research and development expenses are mainly comprised of payroll expenses of research staff, costs of materials used for research and other miscellaneous expenses.

During the three months ended March 31,2022 and 2021, research and development expenses were $121,396 and $147,871, respectively. The decrease in research and development expenses can be attributed to the stricter cost control during the three months ended March 31,2022.

During the nine months ended March 31,2022 and 2021, research and development expenses were $519,015 and $425,111 respectively. All research and development expenses were incurred by Fangguan Electronics (a variable interest entity of the Company since December 27, 2018). The increase in research and development expenses can be attributed to the increase of materials expenditures used for research during the nine months ended March 31,2022.

Other Incomes (Expenses)

Other expenses consisted of interest expense, net of interest income. Other incomes consisted primarily of subsidy income and gain on extinguishment of debt, net of loss on extinguishment of debt.

During the three months ended March 31,2022 and 2021, other incomes (expenses) were $(128,587) and $3,349 respectively. The other income decreased by $131,936 or 3940% from the three months ended March 31,2021 to the three months ended March 31,2022.

During the nine months ended March 31,2022 and 2021, other incomes (expenses) were $ (258,655) and $(647,342) respectively. The other expense decreased by $388,687 or 60% from the nine months ended March 31,2021 to the nine months ended March 31,2022.

The subsidy income was government subsidies received by Fangguan Electronics and Baileqi Electronic during the three and nine months ended March 31,2022 and 2021.

The change in fair value of derivative liability can be attributed to the fact that there were convertible notes during the three and nine months ended March 31,2021 while there is no any convertible note during the three and nine months ended March 31,2022.

Net Income (Loss)

During the three months ended March 31,2022 and 2021, the net income (loss) of the Group was $(437,797) and $(115,594), respectively. The total net loss increased by $322,203 or 279% from the three months ended March 31,2021 to the three months ended March 31,2022.

During the nine months ended March 31,2022 and 2021, our net income (loss) was $(1,075,741) and $(1,004,018) , respectively. The total net loss was increased by $71,723 or 7% from the nine months ended March 31,2021 to the nine months ended March 31,2022.

The increases in net loss during the three and nine months ended March 31,2022 can be directly attributed to the fact that since February 2022 PRC government imposed a citywide lockdown in Changchun （where both Fangguan Electronics and Fangguan Photoelectric are located）in an effort to fight against the spread of the Omicron coronavirus variant. It caused the significant adverse effects on the business of the Group.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the nine months ended March 31,2022, net cash used in operating activities was $1,218,987 compared to the cash used in operating activities of $1,411,451 for the nine months ended March 31,2021. The change was mainly due to a decrease in both accounts receivable and advance to supplier-non- related parties ,partially offset by a decrease in account payable during the nine months ended March 31,2022 as compared to the nine months ended March 31,2021.

Cash Flow from Investing Activities

During the nine months ended March 31,2022, net cash used in investing activities was $153,659 compared to net cash used in investing activities of $192,524 during the nine months ended March 31,2021. The change was primarily due to the fact that there were fewer purchase of equipments during the nine months ended March 31,2022 as compared to the nine months ended March 31,2021.

Cash Flow from Financing Activities

During the nine months ended March 31,2022, cash provided by financing activities was $1,576,064 compared to net cash provided by financing activities of $787,342 during the nine months ended March 31,2021. The change was primarily due to the proceeds from issuance of promissory notes ,the proceeds from capital injection in regard with the Registered Capital Increase of Fangguan Electronics , and the proceeds from bank loans during the nine months ended March 31,2022.

As of March 31,2022, we have a working capital of $3,977,819.

Our total current liabilities as of March 31,2022 were $8,351,275 and mainly consisted of $1,575,250 for short-term bank loans, $2,448,506 in accounts payable, the amount due to related parties of $2,650,812, advance from customers of $446,855 and the self-amortized promissory notes of $999,477. The Company’s major shareholder is committed to providing for our minimum working capital needs for the next 12 months, and we do not expect the previous related party loan be payable for the next 12 months. However, we do not have a formal agreement that states any of these facts. The remaining balance of our current liabilities relates to audit and consulting fees and such payments are due on demand and we expect to settle such amounts on a timely basis based upon shareholder loans to be granted to us in the next 12 months.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. The Group had an accumulated deficit of $1,220,150 as of March 31,2022. The Group incurred loss from operation and did not generate sufficient cash flow from its operating activities for the nine months ended March 31,2022. These factors, among others, raise substantial doubt about the Group’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31,2022.

As of March 31, 2022, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1.	Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.	We did not implement appropriate information technology controls – As March 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

The Company plans to address these weaknesses in 2022-2023 by adding additional personnel as resources permit and evaluating options for implementing information technology control.

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

On December 31,2020, the Company issued a total of 447,762 shares of common stock (the “First Commitment Shares”) and 1,119,402 shares of common stock (the “Second Commitment Shares”) to Labrys Fund, LLP related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date.

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

On February 17, 2022, the Company issued 1,250,000 shares of common stock (the “First Commitment Shares”) and 1,562,500 shares of common stock (the “Second Commitment Shares”) to Blue Lake Partners, LLC related to the promissory note as a commitment fee. The Second Commitment Shares must be returned to the Company’s treasury if the promissory note is fully repaid and satisfied on or prior to the maturity date.

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

Ionix Technology, Inc.

Date: May 23, 2022	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ionix Technology, Inc.

Date: May 23, 2022	By:	/s/ Cheng Li
	Name:	Cheng Li
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Yue Kou
	Name:	Yue Kou
	Title:	Chief Financial Officer (Principal
Financial and Principal Accounting Officer)

Date: May 23, 2022	By:	/s/ Yang Yan
	Name:	Yang Yan
	Title:	President and Treasurer

Date: May 23, 2022	By:	/s/ Yubao Liu
	Name:	Yubao Liu
	Title:	Director

Date: May 23, 2022	By:	/s/ Jialin Liang
	Name:	Jialin Liang
	Title:	Director

Date: May 23, 2022	By:	/s/ Xuemei Jiang
	Name:	Xuemei Jiang
	Title:	Director

Date: May 23, 2022	By:	/s/ Yongping Wang
	Name:	Yongping Wang
	Title:	Independent Director

Date: May 23, 2022	By:	/s/ Yongsheng Fu
	Name:	Yongsheng Fu
	Title:	Independent Director

Date: May 23, 2022	By:	/s/ Zhenyu Wang
	Name:	Zhenyu Wang
	Title:	Independent Director

Date: May 23, 2022	By:	/s/ Xiaolin Wei
	Name:	Xiaolin Wei
	Title:	Independent Director

Date: May 23, 2022	By:	/s/ Liyan Wang
	Name:	LiyanWang
	Title:	Independent Director

